Form 10-Q
period 2021-06-30
Vemanti Group, Inc.
filed 2021-08-12
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-56266

VEMANTI GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5317552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7545 Irvine Center Dr., Ste 200, Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

(949) 559-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 12, 2021, the registrant had 69,914,086 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our General Form of Registration of Securities on Form 10, as amended, which we initialed filed with the Securities and Exchange Commission (“SEC”) on April 9, 2021 (the “Form 10”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (UNAUDITED)

4

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$451,994	$243,494
Accounts receivable	3,982	1,224
Due from Fvndit, Inc.	25,142	24,498
Digital assets	7,175	-
Total current assets	$488,293	$269,216

Equipment, net	1,002	1,373
Other assets	296,405	298,056
TOTAL ASSETS	$785,700	$568,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,168	$1,077
Deferred revenues	-	613
Accrued expenses	156,375	-
Total current liabilities	166,543	1,690
TOTAL LIABILITIES	$166,543	$1,690

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 69,689,086 and 68,984,086 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	6,969	6,898
Additional paid-in capital	2,781,449	2,215,020
Accumulated deficit	(2,173,261)	(1,658,963)
Total stockholders’ equity	$619,157	$566,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$785,700	$568,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$37,684	$40,197	$73,927	$88,965
Cost of sales	5,049	10,919	10,452	21,384
Gross margin	32,635	29,278	63,475	67,581

Operating expenses:
General & administrative expenses	471,591	36,843	570,747	115,302
Total operating expenses	471,591	36,843	570,747	115,302
Loss from operations	(438,956)	(7,565)	(507,272)	(47,721)

Other income (expense):
Interest income (expense)	-	5,247	-	10,497
Other income (expense)	(1,750)	5,088	(1,750)	5,089
Unrealized gain (loss)	-	1,290	(1,651)	1,290
Impairment of digital assets	(2,825)	-	(2,825)	-
Total other income (expense)	(4,575)	11,625	(6,226)	16,876

Income (loss) before provision for income taxes	(443,531)	4,060	(513,498)	(30,845)

Provision (credit) for income taxes	800	915	800	(80)

Net income (loss)	$(444,331)	$3,145	$(514,298)	$(30,925)

Loss per share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	69,541,308	68,984,086	69,347,898	68,984,086
Diluted	69,541,308	68,984,086	69,347,898	68,984,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ending March 31, 2021 and June 30, 2021
Balance, December 31, 2020	40,000,000	4,000	68,984,086	6,898	2,215,020	(1,658,963)	566,955
Stock issued for cash	-	-	380,000	38	264,962	-	265,000
Net loss	-	-	-	-	-	(69,967)	(69,967)
Balance, March 31, 2021	40,000,000	$4,000	69,364,086	$6,936	$2,479,982	$(1,728,930)	$761,988

Stock issued for cash	-	-	175,000	18	149,982	-	150,000
Stock issued for professional services			150,000	15	151,485		151,500
Net loss	-	-	-	-	-	(444,331)	(444,331)
Balance, June 30, 2021	40,000,000	$4,000	69,689,086	$6,969	$2,781,449	$(2,173,261)	$619,157

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ending March 31, 2020 and June 30, 2020
Balance, December 31, 2019	40,000,000	4,000	68,984,086	6,898	2,215,020	(1,582,087)	643,831
Net loss	-	-	-	-	-	(34,071)	(34,071)
Balance, March 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,616,158)	$609,760

Net income (loss)	-	-	-	-	-	3,145	3,145
Balance, June 30, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,613,013)	$612,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(514,298)	$(30,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	370
Common stock issued for consulting services	151,500	-
Unrealized (gain)/loss from investment in Fvndit	1,651	(1,290)
Impairment of digital asset	2,825	-
Changes in assets and liabilities:
Accounts receivable	(2,757)	(2,042)
Other current assets	(644)	(3,025)
Accounts payable	9,090	(434)
Accrued expenses	156,375	(840)
Deferred revenues	(613)	-
Net cash used in operating activities	(196,500)	(38,186)

Cash flows from investing activities:
Proceeds from note receivable	-	100,000
Purchase of digital assets	(10,000)	-
Net cash provided by/(used in) investing activities	(10,000)	100,000

Cash flows from financing activities:
Issuance of common stock for cash	415,000	-
Net cash provided by financing activities	415,000	-

Net increase in cash	208,500	61,814

Cash, beginning of the period	243,494	118,806

Cash, end of the period	$451,994	$180,620
Supplemental disclosure of cash flow information:
Cash paid for:
Interest:	-	-
Income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our General Form of Registration of Securities on Form 10, as amended, which we initially filed with the Securities and Exchange Commission (“SEC”) on April 9, 2021 and notes thereto. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s consolidated financial statements relate to revenue recognition, allowances for doubtful accounts, valuations for deferred income taxes and recoverability of investments.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, VoiceStep and Vemanti Digital. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, revenue recognition, recoverability of accounts receivable, and investments. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Accounts Receivable

The Company regularly reviews its accounts receivable for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.

The Company estimates the ability to collect receivables by performing ongoing credit evaluations of its customers’ financial condition. Estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. The Company reviews its accounts receivable by aging category and to identify customers with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Accounts receivable are written-off when they are deemed uncollectible.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenues derived from sub-leasing telecommunications infrastructure and the provision of telecommunications and colocation services. These revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on a monthly basis. These arrangements stipulate monthly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue as the services are consumed as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date.

Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue. Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage.

The Company often bills customers for upfront charges. These charges relate to down payments or prepayments for future services or equipment and are influenced by various business factors including how the Company and customer agree to structure the payment terms. These payments are recognized as deferred revenue until the service is provided or equipment is delivered and installed. All ongoing fees are billed and recognized as revenue on a monthly basis as service is provided.

Stock-Based Compensation

The Company records stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments and recognized as an expense over the requisite service period.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are no potentially dilutive securities outstanding during any periods presented.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, ”Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

At June 30, 2021 and December 31, 2020, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is intended to improve the fair value measurement reporting of financial instruments including the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance was effective for the Company as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general income tax accounting principles and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for the Company as of January 1, 2021. The adoption of the amendments in this update did not have a material impact on the Company consolidated financial position and results of operations.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

NOTE 2 – Digital Assets

The following represents the change in digital assets:

	June 30, 2021	December 31, 2020
	Cryptocurrencies
Beginning balance	$-	$-
Purchase of crypto currencies	10,000	-
Impairment	(2,825)	-

Ending balance	$7,175	$-

The Company does not record fair value gains (losses) associated with its digital assets. Cryptocurrencies are classified as intangible assets, and the Company continuously tests these assets for impairment. Cryptocurrencies are classified as intangible assets, and the Company tests these assets for impairment on an annual basis.

NOTE 3 – Stockholders’ Equity

Members’ Interest

VoiceStep is governed by the terms and conditions of the Limited Liability Company Agreement (the Agreement) dated May 3, 2005, as amended on January 27, 2014. VoiceStep shall continue until terminated in accordance with the terms of the Agreement or as provided by law, including events of dissolution. VoiceStep shall be dissolved only upon any of the following events: (i) the vote of Member(s) holding a majority to the dissolution and winding up of VoiceStep, (ii) the entry of a decree of judicial dissolution of VoiceStep and (iii) at any time there are no Member(s), subject to remedy within 90 days of occurrence of termination event by the last remaining Member in writing.

VoiceStep originally consisted of two Members each owning 50% of VoiceStep. On January 27, 2014, one of the members was bought out with the remaining member owning 100% of the membership interest in VoiceStep. On April 3, 2014, the remaining member exchanged his 100% interest in VoiceStep for 40,000,000 shares of Vemanti common stock.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both June 30, 2021 and December 31, 2020, the Company had 40,000,000 shares of preferred stock issued and outstanding. (See Note 1)

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At June 30, 2021 and December 31, 2020, the Company had 69,689,086 shares and 68,984,086 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2021, the Company, the Company issued 555,000 shares of its common stock for cash of $415,000, and 150,000 shares of its common stock valued at $151,500 to consultants in exchange for professional services.

NOTE 4 – Investment in Fvndit, Inc. (formerly Directus Holdings, Inc.)

On November 13, 2018, the Company purchased a 20% investment in Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”), a fintech company based in Vietnam, for $300,000. Half of the investment was made through a cash payment of $150,000, and the remaining half of the investment was made through the issuance of 1,252,086 shares of Vemanti Group’s common stock to the Founders of eLoan. On December 19, 2018, Directus Holdings, Inc. filed a Certificate of Amendment to Articles of Incorporation to the State of Nevada for its corporation name to be changed to Fvndit, Inc.

On October 5, 2020, Fvndit issued 500,000 shares of common stock to Tan Tran, CEO and majority shareholder of Vemanti. The issuance raised the total number of Fvndit outstanding shares to 40,500,000. Mr. Tran and Vemanti together owned 8,500,000 shares or 20.99% of total Fvndit outstanding shares at that time.

On March 16, 2021, Tan Tran resigned as an Officer and Director of Fvndit. On that same date, Fvndit issued 2,500,000 shares of common stock to Thomas Duc Tran, and appointed him as the Chairman, CEO, President, Secretary, and Treasurer of Fvndit. The issuance raised the total number of Fvndit outstanding shares to 43,000,000. As a result, Mr. Tran and Vemanti together own 19.77% of total Fvndit outstanding shares.

This investment is accounted for under the cost method of accounting.

NOTE 5 – Loan to Fvndit, Inc. (formerly Directus Holdings, Inc.)

On August 9, 2019, Vemanti entered into an agreement to lend $200,000 to Fvndit for the purpose of developing a peer-to-peer business lending platform operating in Vietnam. The annual interest rate on the loan is 10.5% payable monthly to Vemanti. On August 12, 2019, Fvndit drew down the full $200,000. The entire loan was subsequently repaid in 2020.

NOTE 6 – Related Party Transactions

Since 2019, the Company has paid for some administrative expenses on behalf of Fvndit. The balance of those payments were $24,498 on December 31, 2020 and $25,142 on June 30, 2021, and are recorded as Due from Fvndit, Inc. on the accompanying consolidated balance sheet. From October 2018 through March 2021, Tan Tran served as an Officer and Director of Fvndit.

On October 5, 2020, Fvndit issued 500,000 shares of common stock to Tan Tran. The issuance raised the total number of Fvndit outstanding shares to 40,500,000.

The Company pays the CEO for professional services and health insurance premium for his family. The total of those professional service payments were $40,000 in 2020, and no payment was made during the six months ended June 30, 2021. The total of health insurance premium payments were $17,344 in 2020 and $6,081 for the six months ended June 30, 2021.

VoiceStep pays a member of the CEO’s family for technical services. The total of those payments were $40,000 in 2020, and $28,500 and $24,000 during the 6 months ended June 30, 2021 and June 30, 2020, respectively.

NOTE 7 – Commitments and Contingencies

Legal Proceedings

On June 29, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019 by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. As of the date of this Quarterly Report, the Complaint is pending.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through August 6, 2021, the date on which the accompanying consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since June 30, 2021 that require recognition or disclosure in the consolidated financial statements except as follows:

On July 30, 2021 the Company issued 225,000 shares of its common stock to three consultants in exchange for their professional services.

On August 6, 2021 the Company borrowed $125,000 from the CEO, Tan Tran. The loan will mature and become payable 12 months from the date of signing. The Company agreed to pay interest of 1% on the outstanding balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our General Form of Registration of Securities on Form 10, as amended, which we initialed filed with the Securities and Exchange Commission (“SEC”) on April 9, 2021, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Recent Developments

On June 9, 2021, our wholly owned subsidiary Vemanti Digital, Ltd. (“Vemanti Digital”) was incorporated under the laws of the British Virgin Islands as a BVI Business Company. Through Vemanti Digital, we plan to work on an ERC-20 USD-backed stablecoin (“USDV”) that will be issued for and backed by the US Dollar on a 1:1 basis and will allow for blockchain ledger security without the price volatility of traditional cryptocurrencies, as well as operating with full regulatory compliance.

Overview

Vemanti, incorporated on April 3, 2014 under the laws of the State of Nevada, is a technology-driven and fintech-focused company that seeks to be active in the high-growth emerging markets. Through our wholly-owned subsidiary, VoiceStep, we provide a one-stop solution with regard to business-class VoIP services to our SME customers in the United States. We also have 19.77% ownership interest in Fvndit which, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam.

We began generating revenue from the sales of our VoiceStep products since its inception in 2014, but have incurred significant net losses since 2015. For the six months ended June 30, 2021 and 2020, we recognized approximately $73,927 and $88,965, respectively, in sales, and $0 and $10,497, respectively, from interest income. For the six months ended June 30, 2021 and 2020, we also recorded $1,651 unrealized loss and $1,290 unrealized gain respectively, on our investment in Fvndit. We incurred a net loss of $514,298 and $30,925, respectively, for the six months ended June 30, 2021 and 2020.

As reflected in the unaudited interim financial statements, we used cash in operations of $196,500 and had a net loss from operations of $514,298 and an accumulated deficit of $2,173,261 for the six months ended June 30, 2021. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will be successful or that our cash position will be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our Company. Accordingly, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

Results of Operations

The six months ended June 30, 2021 compared to the six months ended June 30, 2020

	2021	2020
	Amount	Amount
Sales	$73,927	$88,965
Cost of sales	$10,452	$21,384
Gross margin	$63,475	$67,581
Total other income (expense) net	$(6,226)	$16,876
Total operating expenses	$570,747	$115,302
Net loss	$514,298	$30,925

Revenues

Revenues were $73,927 for the six months ended June 30, 2021, a decrease of $15,038 or 17%, compared to $88,965 in the same period of last year. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep’s payment-based voice services.

Gross Profit and Gross Profit Margin

Gross profit was $63,475 for the six months ended June 30, 2021, compared to $67,581 in the same period of 2020. Our gross profit margin decreased 6% for the six months ended June 30, 2021. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep’s payment-based voice services.

General and Administrative Expenses

General and administrative (G&A) expenses were $570,747 for the six months ended June 30, 2021 compared to $115,302 in the same period in 2020, representing an increase of 395%, or $455,445. The increase was mainly due to increased expenses and compensations paid to outside consultants and contractors.

Operating Loss

Total operating loss was $507,747 for the six months ended June 30, 2021 compared to $47,721 in the same period of 2020, representing an increase of $460,026 or 964%. The increase was mainly due to increased expenses and compensations paid to outside consultants and contractors.

As of June 30, 2021 and 2020, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2020 and 2019. The 2017 to 2019 tax years are still subject to federal audit. The 2016 to 2019 tax years are still subject to state audit.

The Company had $1,132,304 and $1,061,581 of net operating loss carryforwards available as of December 31, 2020 and 2019, respectively, for Federal and state tax purposes. Net operating loss carryforwards start to expire in 2039 or 20 years for federal income and state tax purposes.

Net Income

As a result of the above factors, we had a net loss of $514,298 for the six months ended June 30, 2021 compared to a net loss of $30,925 in 2020.

The three months ended June 30, 2021 compared to the three months ended June 30, 2020

	2021	2020
	Amount	Amount
Sales	$37,684	$40,197
Cost of sales	$5,049	$10,919
Gross margin	$32,635	$29,278
Total other income (expense) net	$(4,575)	$11,625
Total operating expenses	$471,591	$36,843
Net income (loss)	$(444,331)	$3,145

Revenues

Revenues were $37,684 for the three months ended June 30, 2021, a decrease of $2,513 or 6%, compared to $40,197 in the same period of last year. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep’s payment-based voice services.

Gross Profit and Gross Profit Margin

Gross profit was $32,635 for the three months ended June 30, 2021, compared to $29,278 in the same period of 2020. Our gross profit margin increased 10% for the three months ended June 30, 2021. The increase was mainly due to the reduction of cost of sales.

General and Administrative Expenses

General and administrative (G&A) expenses were $471,591 for the three months ended June 30, 2021 compared to $36,843 in the same period in 2020, representing an increase of 1,180%, or $434,748. The increase was mainly due to increased expenses and compensation paid to outside consultants and contractors.

Operating Loss

Total operating loss was $438,956 for the three months ended June 30, 2021 compared to $7,565 in the same period of 2020, representing an increase of $431,391 or 5,703%. The increase was mainly due to increased expenses and compensation paid to outside consultants and contractors.

Net Income

As a result of the above factors, we had a net loss of $444,331 for the three months ended June 30, 2021 compared to net income of $3,145 in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs. We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents and operating cash flows.

We may need to raise additional capital to fund our operating expenses, pay our obligations, and grow our company in the future. Our current resources may be insufficient to satisfy all of our cash requirements and we may seek to sell additional equity or debt securities or obtain a credit facility. Our future operations may be dependent on our ability to secure additional financing. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

Item	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$196,500	38,186
Net cash provided by (used in) investing activities	(10,000)	100,000
Net cash provided by financing activities	415,000	-
Net (decrease) increase in cash	208,500	61,814
Cash at the beginning of period	243,494	118,806
Cash at the end of period	$451,994	$180,620

Operating Activities

Net cash used in operating activities was $196,500 for the six months ended June 30, 2021, as compared to $ 38,186 used in operating activities for the six months ended June 30, 2020, primarily due to the net losses incurred.

Investing Activities

Net cash used in investing activities was $10,000 for the six months ended June 30, 2021, compared to net cash provided by investing activities of $100,000 for the six months ended June 30, 2020.

Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 25, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019 by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. As of the date of this Quarterly Report, the Complaint is pending.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEMANTI GROUP INC.

Date: August 12, 2021	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

