Form 10-Q
period 2021-09-30
Vemanti Group, Inc.
filed 2021-11-05
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2021

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

As of November 5, 2021, the registrant had 70,304,086 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

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

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (UNAUDITED)

4

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$427,805	$243,494
Accounts receivable	1,109	1,224
Due from Fvndit, Inc.	25,142	24,498
Digital assets	6,107	-
Total current assets	460,163	269,216

Equipment, net	817	1,373
Other assets	296,405	298,056
TOTAL ASSETS	$757,385	$568,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,340	$1,077
Deferred revenues	-	613
Accrued expenses	420,300	-
Total current liabilities	434,640	1,690
Long-term Liabilities:
Loan from stockholder	125,000	-
TOTAL LIABILITIES	559,640	1,690

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 69,914,086 and 68,984,086 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	6,991	6,898
Additional paid-in capital	2,937,802	2,215,020
Accumulated deficit	(2,751,048)	(1,658,963)
Total stockholders’ equity	197,745	566,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,385	$568,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$37,112	$39,507	$111,039	$126,816
Cost of sales	5,804	9,012	16,256	30,486
Gross margin	31,308	30,495	94,783	96,330

Operating expenses:
General and administrative expenses	607,207	27,551	1,177,954	157,043
Total operating expenses	607,207	27,551	1,177,954	157,043
Income (loss) from operations	(575,899)	2,944	(1,083,171)	(60,713)

Other income (expense):
Interest income	-	2,130	-	12,626
Other income (expense)	-	5,086	(1,750)	5,086
Unrealized loss	-	(13,025)	(1,651)	(5,176)
Impairment of digital assets	(1,068)	-	(3,893)	-
Total other income (expense)	(1,068)	(5,809)	(7,294)	12,536

Loss before provision for income taxes	(576,967)	(2,865)	(1,090,465)	(48,177)

Provision (credit) for income taxes	820	4,989	1,620	(17)

Net loss	$(577,787)	$(7,854)	$(1,092,085)	$(48,160)

Loss per share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	69,844,086	68,984,086	69,513,976	68,984,086
Diluted	69,844,086	68,984,086	69,513,976	68,984,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ending March 31, 2021, June 30, 2021, and September 30, 2021
Balance, December 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,658,963)	$566,955
Stock issued for cash	-	-	380,000	38	264,962	-	265,000
Net loss	-	-	-	-	-	(69,967)	(69,967)
Balance, March 31, 2021	40,000,000	$4,000	69,364,086	$6,936	$2,479,982	$(1,728,930)	$761,988

Stock issued for cash	-	-	175,000	18	149,982	-	150,000
Stock issued for professional services	-	-	150,000	15	151,485	-	151,500
Net loss	-	-	-	-	-	(444,331)	(444,331)
Balance, June 30, 2021	40,000,000	$4,000	69,689,086	$6,969	$2,781,449	$(2,173,261)	$619,157

Stock issued for professional services	-	-	225,000	22	156,353	-	156,375
Net loss	-	-	-	-	-	(577,787)	(577,787)
Balance, September 30, 2021	40,000,000	$4,000	69,914,086	$6,991	$2,937,802	$(2,751,048)	$197,745

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ending March 31, 2020, June 30, 2020, and September 30, 2020
Balance, December 31, 2019	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,582,087)	$643,831
Net loss	-	-	-	-	-	(34,071)	(34,071)
Balance, March 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,616,158)	$609,760

Net income (loss)	-	-	-	-	-	3,145	3,145
Balance, June 30, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,613,013)	$612,905
Net income (loss)	-	-	-	-	-	(7,854)	(7,854)
Balance, September 30, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,620,867)	$605,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,092,085)	$(48,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	555
Common stock issued for consulting services	307,875	-
Unrealized (gain)/loss from investment in Fvndit	1,651	5,176
Impairment of digital asset	3,893	-
Changes in assets and liabilities:
Accounts receivable	115	(1,786)
Due from Fvndit	(644)	(5,364)
Accounts payable	13,263	(500)
Accrued expenses	420,300	1,484
Deferred revenues	(613)	-
Net cash used in operating activities	(345,689)	(48,595)

Cash flows from investing activities:
Proceeds from note receivable	-	200,000
Purchase of digital assets	(10,000)	-
Net cash provided by (used in) investing activities	(10,000)	200,000

Cash flows from financing activities:
Loan from stockholder	125,000	-
Issuance of common stock for cash	415,000	-
Net cash provided by financing activities	540,000	-

Net increase in cash	184,311	151,405

Cash, beginning of the period	243,494	118,806
Cash, end of the period	$427,805	$270,211
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income tax	$1,620	$800

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our General Form of Registration of Securities on Form 10, as amended, which we initially filed with the Securities and Exchange Commission (“SEC”) on April 9, 2021 and notes thereto. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s consolidated financial statements relate to revenue recognition, allowances for doubtful accounts, valuations for deferred income taxes and recoverability of investments.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, VoiceStep and Vemanti Digital. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, revenue recognition, recoverability of accounts receivable, investments and deferred income taxes. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and consultants. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments and recognized as an expense over the requisite service period.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are no potentially dilutive securities outstanding during all periods presented.

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

At September 30, 2021 and December 31, 2020, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

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

NOTE 2 – Digital Assets

The following represents the change in digital assets:

	September 30, 2021	December 31, 2020
	Cryptocurrencies
Beginning balance	$-	$-
Purchase of crypto currencies	10,000	-
Impairment	(3,893)	-
Ending balance	$6,107	$-

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

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both September 30, 2021 and December 31, 2020, the Company had 40,000,000 shares of preferred stock issued and outstanding.

The Articles of Incorporation were amended on May 1, 2014, designating 40,000,000 shares of authorized and issued preferred stock of the Company as “Series A Preferred Stock” with voting rights, preferences and powers such that each share of Series A Preferred Stock shall vote as a class on all issues to which shareholders of common stock have a right to vote but shall have ten (10) votes per share of Series A Preferred stock while the shares of Common Stock shall have one vote per share. There are 40,000,000 of Series A Preferred Stock outstanding.

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At September 30, 2021 and December 31, 2020, the Company had 69,914,086 shares and 68,984,086 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2021, the Company issued 555,000 shares of its common stock for cash of $415,000, and 375,000 shares of its common stock valued at $307,875 to consultants in exchange for professional services.

Stock Incentive Plan

On March 25, 2015, the Company adopted a stock incentive plan. This plan allows the Board of Directors to issue up to 5,000,000 shares of common stock to employees, directors, or consultants of the Company or its affiliates under terms determined by the Board of Directors. This plan automatically terminates ten years from its date of adoption. As of the date of this report no stock has been issued under this plan.

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

On March 16, 2021, Tan Tran resigned as an Officer and Director of Fvndit. On that same date, Fvndit issued 2,500,000 shares of common stock to Thomas Duc Tran (unaffiliated with Tan Tran), and appointed him as the Chairman, CEO, President, Secretary, and Treasurer of Fvndit. The issuance raised the total number of Fvndit outstanding shares to 43,000,000. As a result, Mr. Tran and Vemanti together own 19.77% of total Fvndit outstanding shares.

This investment is accounted for under the cost method of accounting since March 16, 2021. As of September 30, 2021, this investment had a balance of $296,405 and is reflected in other assets on the accompanying condensed consolidated balance sheets.

NOTE 5 – Loan to Fvndit, Inc. (formerly Directus Holdings, Inc.)

On August 9, 2019, Vemanti entered into an agreement to lend $200,000 to Fvndit for the purpose of developing a peer-to-peer business lending platform operating in Vietnam. The annual interest rate on the loan was 10.5% payable monthly to Vemanti. On August 12, 2019, Fvndit drew down the full $200,000. The entire loan was subsequently repaid in 2020.

NOTE 6 – Related Party Transactions

Since 2019, the Company has paid for some administrative expenses on behalf of Fvndit. The balance of those payments were $24,498 on December 31, 2020 and $25,142 on September 30, 2021, and are recorded as Due from Fvndit, Inc. on the accompanying condensed consolidated balance sheets. From October 2018 through March 2021, Tan Tran served as an Officer and Director of Fvndit.

On October 5, 2020, Fvndit issued 500,000 shares of common stock to Tan Tran. The issuance raised the total number of Fvndit outstanding shares to 40,500,000.

The Company pays the CEO for professional services and health insurance premium for his family. The total of those professional service payments were $40,000 in 2020, and no payment was made during the nine months ended September 30, 2021. The total of health insurance premium payments were $17,344 in 2020 and $11,170 for the nine months ended September 30, 2021. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company pays a member of the CEO’s family for technical services. The total of those payments were $40,000 in 2020, and $39,000 during the nine months ended September 30, 2021. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance.

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

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through November 5, 2021, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since September 30, 2021 that require recognition or disclosure in the consolidated financial statements except as follows:

On October 1, 2021, the Company issued 100,000 shares of its common stock and $20,000 cash to one consultant in exchange for their professional services. The shares were valued at $125,000.

On October 27, 2021, the Company issued 175,000 shares of its common stock to three consultants in exchange for their professional services. The shares were valued at $152,250.

On November 1, 2021, the Company issued 15,000 shares of its common stock valued at $16,050 to one consultant and 100,000 shares of its common stock valued at $107,000 to another consultant in exchange for their professional services.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

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

We began generating revenue from the sales of our VoiceStep products since its inception in 2014, but have incurred significant net losses since 2015. For the nine months ended September 30, 2021 and 2020, we recognized approximately $111,039 and $126,816, respectively, in sales, and $0 and $12,626, respectively, from interest income. For the nine months ended September 30, 2021 and 2020, we also recorded an unrealized loss of $1,651, and $5,176, respectively, on our investment in Fvndit. For the nine-month period ended September 30, 2021, we recognized an impairment $3,893 to our cryptocurrency investment. We incurred a net loss of $1,092,085 and $48,160, respectively, for the nine months ended September 30, 2021 and 2020.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $345,689 and had a net loss from operations of $1,083,171 and an accumulated deficit of $2,751,048 for the nine months ended September 30, 2021. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will be successful or that our cash position will be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our Company. Accordingly, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

Results of Operations

The nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	2021	2020
	Amount	Amount
Sales	$111,039	$126,816
Cost of sales	$16,256	$30,486
Gross margin	$94,783	$96,330
Total other income (expense) net	$(7,294)	$12,536
Total operating expenses	$1,177,954	$157,043
Income taxes	$1,620	$(17)
Net loss	$1,092,085	$48,160

Revenues

Revenues were $111,039 for the nine months ended September 30, 2021, a decrease of $15,777 or 12%, compared to $126,816 in the same period of last year. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep payment-based voice services.

Gross Profit and Gross Profit Margin

Gross profit was $94,783 for the nine months ended September 30, 2021, compared to $96,330 in the same period of 2020. Our gross profit margin increased 9% for the nine months ended September 30, 2021. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep payment-based voice services.

General and Administrative Expenses

General and administrative (G&A) expenses were $1,177,954 for the nine months ended September 30, 2021 compared to $157,043 in the same period in 2020, representing an increase of 650%, or $1,020,911. The increase was mainly due to increased expenses and compensation paid to outside consultants and contractors related to the Company’s development and investment in its Vemanti Dollar (“USDV”), an ERC-20 1:1 USD-pegged stablecoin.

Operating Loss

Total operating loss was $1,083,171 for the nine months ended September 30, 2021 compared to $60,713 in the same period of 2020, representing an increase of $1,022,458 or 1,684%. The increase was mainly due to increased expenses and compensation paid to outside consultants and contractors related to the development and investment in the Vemanti Dollar stablecoin.

As of September 30, 2021 and 2020, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2021 and December 31, 2020. The 2017 to 2019 tax years are still subject to federal audit. The 2016 to 2019 tax years are still subject to state audit.

The Company had $1,132,304 and $1,061,581 of net operating loss carryforwards available as of December 31, 2020 and 2019, respectively, for Federal and state tax purposes. Net operating loss carryforwards start to expire in 2039 or 20 years for federal income and state tax purposes.

Net Loss

As a result of the above factors, we had a net loss of $1,092,085 for the nine months ended September 30, 2021 compared to a net loss of $48,160 in 2020.

The three months ended September 30, 2021 compared to the three months ended September 30, 2020

	2021	2020
	Amount	Amount
Sales	$37,112	$39,507
Cost of sales	$5,804	$9,012
Gross margin	$31,308	$30,495
Total other income (expense) net	$(1,068)	$(5,809)
Total operating expenses	$607,207	$27,551
Income taxes	$820	$4,989
Net loss	$577,787	$7,854

Revenues

Revenues were $37,112 for the three months ended September 30, 2021, a decrease of $2,395 or 6%, compared to $39,507 in the same period of last year. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep payment-based voice services.

Gross Profit and Gross Profit Margin

Gross profit was $31,308 for the three months ended September 30, 2021, compared to $30,495 in the same period of 2020. Our gross profit margin increased 7% for the three months ended September 30, 2021. The increase was mainly due to the reduction of cost of sales.

General and Administrative Expenses

General and administrative (G&A) expenses were $607,207 for the three months ended September 30, 2021 compared to $27,551 in the same period in 2020, representing an increase of 2,104%, or $579,656. The increase was mainly due to increased expenses and compensation paid to outside consultants and contractors related to the development and investment in the Vemanti Dollar stablecoin.

Operating Loss

Total operating loss was $575,899 for the three months ended September 30, 2021 compared to total operating profit of $2,944 in the same period of 2020, representing an increase in operating loss of $572,955 or 19,462%. The increase in operating loss was mainly due to increased expenses and compensation paid to outside consultants and contractors related to the development and investment in the Vemanti Dollar stablecoin.

Net Loss

As a result of the above factors, we had a net loss of $577,787 for the three months ended September 30, 2021 compared to net loss of $7,854 in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs. We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash balance and operating cash flows.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Nine Months Ended September 30,
Item	2021	2020
Net cash used in operating activities	$345,689	48,595
Net cash provided by (used in) investing activities	(10,000)	200,000
Net cash provided by financing activities	540,000	-
Net (decrease) increase in cash	184,311	151,405
Cash at the beginning of period	243,494	118,806
Cash at the end of period	$427,805	$270,211

Operating Activities

Net cash used in operating activities was $345,689 for the nine months ended September 30, 2021, as compared to $ 48,595 used in operating activities for the nine months ended September 30, 2020, primarily due to the net losses incurred.

Investing Activities

Net cash used in investing activities was $10,000 for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $200,000 for the nine months ended September 30, 2020. The change was primarily due to investing in a cryptocurrency in 2021, while the loan to Fvndit was paid back in 2020.

Financing Activities

Net cash provided by financing activities was $540,000 for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. The change was primarily due to issuances of common stock for cash.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

Effective as of September 7, 2021, the Company’s Board of Directors approved the appointment of Stephen R. Jones as the Company’s Chief Financial Officer, replacing Tan Tran. Mr. Tran resigned as the Chief Financial Officer effective as of September 7, 2021 and will remain as the President, Chief Executive Officer, and director of the Company. The hiring of Mr. Jones allowed us to segregate duties of the Chief Financial Officer from the Chief Executive Officer.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEMANTI GROUP INC.

Date: November 5, 2021	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer

