Form 10-K
period 2021-12-31
Vemanti Group, Inc.
filed 2022-03-24
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 000-56266

VEMANTI GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	6199
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)

46-5317552	7545 Irvine Center Dr., Ste 200, Irvine, CA 92618
(IRS Employer Identification No.)	(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed fiscal year, was approximately $51,653,685 based on a closing price of $1.22 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 24, 2022, the Registrant had 71,519,830 shares of common stock and 40,000,000 shares of Series A Preferred Stock issued and outstanding.

VEMANTI GROUP, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

Page 2 of 52

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “Vemanti” mean Vemanti Group, Inc. unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

OUR BUSINESS

Corporate History and Structure

The Chief Executive Officer (“CEO”) of Vemanti Group, Inc. (“Vemanti”), Mr. Tan Tran, together with Mark Wehberg, incorporated VoiceStep Telecom, LLC, a California limited liability company, on January 27, 2005 (“VoiceStep”). The purpose was to offer digital voice telecommunications services based on Voice over Internet Protocol (“VoIP”), which were provisioned via the internet instead of over traditional fixed lines. The majority of VoiceStep’s business was entirely dedicated to serving smaller and prepaid long-distance (“LD”) carriers (e.g., International calling card providers) with competitive inbound and outbound services compared to similar products from the incumbent and bigger carriers. VoiceStep built up its customer base through direct marketing and sales as well as re-sellers. On January 22, 2014, Mr. Tran purchased the membership interest in VoiceStep owned by Mr. Wehberg.

Vemanti Group, Inc. was incorporated by Mr. Tan Tran on April 3, 2014 under the laws of the state of Nevada. The Company was created to be a holding company for VoiceStep and other future acquisitions. Simultaneous with the incorporation of the Company, Mr. Tan, the sole member of VoiceStep, exchanged one hundred percent (100%) of his membership interests in VoiceStep for shares of Vemanti’s capital stock, effecting a change of control and making VoiceStep a wholly owned subsidiary of the Company.

On July 10, 2018, the Company made an investment in Fvndit, Inc. (“Fvndit”), f/k/a Directus Holdings, Inc., a Nevada corporation, for 20% equity in Fvndit. This was done in an effort to broaden our future service offerings and engage further with the financial technology industry.

Fvndit is a Nevada-based fintech company, the parent company to eLoan JSC (“ELoan”), and focuses on solving the working capital problem for small and medium-sized enterprises (“SMEs”).

Page 3 of 52

On June 9, 2021, our wholly owned subsidiary, Vemanti Digital, Ltd. (“Vemanti Digital”), was incorporated in the British Virgin Islands.

Business Overview

Vemanti, incorporated on April 3, 2014 under the laws of the State of Nevada, is a technology-driven company that seeks to generate revenues in high-growth emerging markets. We believe that our core strengths are in newer technology development and that we drive growth through disruptive and foundational technologies by teaming up with early-stage impact-driven companies or projects that have market viable products.

On June 26, 2021, through our wholly owned subsidiary incorporated under the laws of the British Virgin Islands, Vemanti Digital Ltd. (“Vemanti Digital”), we deployed an Ethereum smart contract for a US Dollar-backed, fully reserved, stablecoin named Vemanti USD (“USDV”). Stably Corporation (“Stably”), a blockchain and financial technology company, provided the technology infrastructure for asset tokenization for USDV, and First Digital Trust Ltd. (“FDT”) acted as the escrow agent and custodian/trustee for the USD reserve funds of USDV. No USDV tokens were released to any party outside of the Company. Due to the current lack of a clear legal framework specific to stablecoins, the Company currently does not foresee an unhindered path for USDV to become commercially available and widely adopted in any jurisdiction without regulatory and compliance risks and thus has decided to end the USDV project. As of February 22, 2022, the Company has terminated its agreements with Stably and FDT, and all USDV tokens have been burned.

Through our wholly owned subsidiary VoiceStep, we continue to provide a one-stop solution with regard to business-class VoIP services to our small to medium-sized business customers in the United States. VoiceStep provides a cloud-based multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate through voice, text, web conferencing, and fax on devices, including smartphones, tablets, PCs, and desk phones. It offers PBX features such as multiple extensions, call control, Outlook integration, SM, telephony conferencing; fax, auto-receptionist, call logs and rule-based call routing and answering. The Company also has the ability to deliver customized voice applications to meet a customer’s business requirements. The entire switching infrastructure of VoiceStep is based on next-generation softswitch architecture and was engineered in-house from the ground up. This eliminates certain dependency on third-party vendors and, at the same time, allows the company greater technical flexibility and economic scalability. We offer business-class VoIP products such as cloud phone systems (aka hosted PBX) and domestic/International origination and termination as a cost-saving and profit-increasing solution to multi-location enterprise customers. We are capable of delivering business-class VoIP solutions in all 50 States as well as in Canada and other countries where VoIP applications are allowed. VoiceStep’s network enables the following technology solutions: unified communications, data center services, content delivery, VoIP and cloud computing.

We also have an 18.6% interest in Fvndit, f/k/a Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”). Fvndit, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam. Fvndit’s mission is to make borrowing through credit a simpler process for entrepreneurs, thus making investing more rewarding for investors. Its wholly owned subsidiary eLoan, which was launched in 2017, operates an online P2P funding platform that matches investors with entrepreneurs, allowing anyone on the platform to fund short-term working capital directly to SMEs in Vietnam. The Company purchased a 20% interest in Fvndit on November 13, 2018 for a total purchase price of $300,000. Subsequently, our interest in Fvndit became 18.6% due to Fvndit’s new stock issuances. The Company paid $150,000 of the purchase price in a cash payment together with 1,252,086 shares of newly issued common stock of Vemanti (worth $150,0000). Immediately upon the closing of the transaction, Vemanti was entitled to the following rights in Fvndit (i) at least one (1) seat on each of the board of directors of Fvndit and/or eLoan and eLoan Holdings, (ii) veto rights regarding all matters relating to corporate governance and operations of Fvndit and eLoan, (iii) right of first refusal regarding an investment or acquisition of any kind, (iv) most favored nation protection and treatment above all other shareholders of Fvndit and eLoan, (v) at least a 25% discount preference on each and all future rounds of fundraising, and (vi) should eLoan engage in a down round of financing, Vemanti’s holdings shall be maintained at the rate and value before any such down round financing at no cost to Vemanti.

Page 4 of 52

Our Growth Strategies

We plan to seek out high-growth opportunities in financial technology (fintech) development and in emerging markets like Southeast Asia and Vietnam where adoption of fintech solutions are often accelerated due to lack of existing supportive banking infrastructure. We intend to drive revenue growth and business development through partnership and collaboration with companies in the fintech sector that have market viable products. Strategically, we’re focused on providing inclusive financial services for the underserved consumers and businesses using technologies, including neobank (aka digital bank) platforms, API, cloud computing, machine learning, and artificial intelligence.

Due to lack of capital, our Fixed-Mobile Convergence (“FMC”) technology was not fully developed and has only been deployable in a controlled test environment. Its consumption of valuable engineering resources caused the Company to fall behind in the host-PBX market. Due to the global and distributed nature of the workforce, businesses today demand service providers to offer not only simple voice and data services, but also fully integrated productivity and coloration tools such as Customer Relationship Management (“CRM”), call center, team and video messaging, and videotelephony conferencing to bring their teams and customers together on one single business communications platform. In order to match those demands, the Company would need to revamp and re-engineer its current platform as well as add a large team of product and business developers which would require a sizable upfront investment. Currently, the Company does not have sufficient capital, so there are no plans to further grow VoiceStep’s core business. Furthermore, the market is already saturated with much more established players. Going forward, the Company will focus its business development activities in the fintech sector.

For the next 12 months, we plan to implement two strategies to sustain the operations of VoiceStep: cost reduction and revenue growth. We have started cost-reduction measures for our ongoing operating expenses by renegotiating prices and/or cancelling redundant products with existing vendors and service providers. As for revenue growth, we plan to seek out and partner with local IT services companies who are seeking a white-label business-class VoIP solution for their existing customers who either have not yet made the switch to VoIP or are looking for a voice solution that allows employees to work remotely using a virtual phone system due to COVID-19. Additionally, we have reserved a portion of our cash on hand to ensure the operational continuity of VoiceStep for at least the next 12 months. Therefore, we don’t foresee any negative impact on our ongoing VoiceStep operations or future fintech business strategies.

Given telecommunications technologies (i.e., voice and data networks) are the basic foundation for all Internet-based products and services, we believe that moving our focus to fintech is a natural evolution for telecom service providers like ourselves. We believe that the telecommunications industry has changed dramatically and it is merging and/or intersecting with other industries, such as social media and financial services. For example, an end-user communications device such as a mobile phone can now be utilized as a vehicle for bill payments, investments, and e-commerce services. Telecom standards continue to improve in terms of speed and capacity to allow service providers to launch additional value-added services. Many of the major carriers in the US have been considering how they can roll out embedded banking services using 5G. Outside of the US, many telecom service providers, including carriers in Southeast Asia and Vietnam, started making e-wallet services available over 10 years ago to their end-users. This allows them to pay for online purchases (like Paypal), perform person-person funds transfer (similar to Venmo), and pay monthly utility bills. Our CEO, Tan Tran, had acted as an advisor to some of these service providers in their implementation strategies, so we believe that fintech is something in which the Company is well versed.

Page 5 of 52

Over 70% of businesses and consumers in Southeast Asia (“SEA”) are underbanked. With all the countries in the region that expect to have 5%+ GDP growth in the coming years, despite COVID-19, we feel SEA is a region where fintech innovation will thrive. Fintech products and services in SEA can be broken down into 4 major sectors: digital lending, electronic payments, online investment, and B2B back-office solutions. We plan to be active in digital lending and electronic payments. Outside of payments, the regulatory environment in Vietnam and other Southeast Asian countries for fintech is still not yet clearly defined. Strong demand by both businesses and consumers have prompted many startups to launch innovative products and services, but without the supportive regulations needed in place. In Vietnam, where our portfolio company Fvndit is based, the government is trying to put a regulatory framework in place for fintech companies without hampering impact-driven innovations. We believe their goal is to keep out bad actors. We further believe that Peer-to-Peer (“P2P”) lending is one of the sectors on which the Vietnamese government is focused. This framework in Vietnam is only about four (4) years old. As such, the regulations on P2P lending are still relatively underdeveloped. Both the sheer volume and popularity of these platforms have driven the State Bank of Vietnam (“SBV”), the financial services authority of Vietnam, to begin establishing a regulatory framework specifically for online lending services. In December 2018, Fvndit submitted a proposal to the SBV requesting that it be approved as a licensed Peer-to-Peer lending/crowdfunding platform. The proposal was accepted and is currently under review. Due to COVID-19, the SBV has pushed back the release of their fintech guidelines until end of 2021 or early 2022. Fvndit is actively conducting a dialogue-based approach and information exchange with the SBV. For the time being, Fvndit is conducting all its transactions with full KYC/AML checks and proper tax withholdings and with quarterly reports submitted to the SBV to give them full insight into its operations. We expect to see the same approach from the SBV when it comes to a legal framework for using cryptocurrencies and other digital monetary mediums in payments, lending, and investment applications. Through Fvndit, we will continue to monitor guidelines issued by the SBV in Vietnam and plan our fintech strategies accordingly.

On August 11, 2021, we signed a Fintech and Banking-as-a-Service (“BaaS”) business cooperation Memorandum of Understanding (“MOU”) with Vietnam Public Joint Stock Commercial Bank (“PVcomBank”) to jointly develop financial products and banking solutions for the underserved consumers and small businesses in Vietnam. PVcomBank is a fully licensed and regulated bank in Vietnam with core banking products and services. It has a network of 109 transaction offices in major provinces and cities in Vietnam that provide a range of products and services for its individual and corporate clients. According to the signed MOU outlining the partnership, Vemanti will gain access to the technical know-hows and banking expertise of PVcomBank via the latter’s bank license, core banking services, and an existing technology platform purpose-built for API-based integration. Currently, no definitive agreement exists between us and PVcomBank, and we are not responsible for any actions pursuant to the current MOU. The partnership’s mission is to develop, demonstrate, and provide innovative, tech-driven, embedded financial and banking services to customers without requiring them to go into a physical branch to become registered bank customers. A market study to assess the business opportunity and commercial feasibility of the planned services will be jointly carried out by both parties. Once launched, the on-demand commercially-ready banking services from PVcomBank will be accessible via Application Programming Interfaces (“APIs”) and offered as Vemanti-branded products in its ecosystem. It is aimed to be a cost-effective and efficient approach to bring banking services to the underserved consumers and small businesses compared to traditional banking products that are either under-penetrated or under-marketed.

At the end of March 2021, we made a Bitcoin purchase through Gemini Trust Company, LLC (“Gemini”) (https://gemini.com) a digital currency exchange and custodian that allows customers to buy, sell, and store digital assets. Gemini is a New York-based trust company regulated by the New York State Department of Financial Services (NYDFS). We currently own 0.20488159 Bitcoin, which are being stored in custody with Gemini. The Bitcoin was purchased as an investment. Currently, we do not hold, or intend to acquire or hold, digital assets other than Bitcoin.

Another strategy our Company employs is to acquire companies and/or form joint ventures. We focus on helping smaller companies accelerate their growth, execute their business plans and then scale up from there. We have a team assembled for the express purpose of sourcing attractive investment and M&A opportunities, developing and scaling them, and then building valuation for Vemanti shareholders. We believe that we are well versed in the high-tech industry and have significant experience in international deals. We understand cross-border transactions, what drives deal flow, and how to successfully integrate and accelerate the growth of portfolio companies. We are currently not in any discussions with any parties regarding acquisitions or joint ventures.

Page 6 of 52

Competitive Strengths

We believe our following competitive strengths differentiate us from our competitors:

•	access to many partner companies in the fintech sector that already have market viable products;
•	ground-level knowledge and experience working in Vietnam and SE Asia; and
•	our ability to tie leading-edge technologies to real-world solutions.

Products

VoiceStep’s current core products are:

•	Business-class VOIP cloud phone system (a/k/a “Hosted PBX”);
•	Carrier-class domestic/international origination and termination; and
•	Essential business communications tools and applications such as fax, SMS (texting), call conferencing, and call center.

VoiceStep operates in a variety of small to medium business industries. All of our customers are on a monthly recurring service plan. As our customers do not require capital investment or maintenance contracts, it lowers our cost of ownership and allows the customers to easily migrate away from costly traditional on-premise PBX providers.

Our Suppliers

We currently depend on four (4) suppliers to deliver the VoIP solutions to us that we then re-sell to small and medium business customers:

1.	Cyxtera Technologies, a data center and colocation vendor from whom we rent rack space, power, and internet connectivity on a contractual basis to host our servers and networking equipment;

2.	Voyant Communications, f/k/a Vitelity, a wholesale VoIP communications service provider, who, from their end, terminates the telephone calls for our customers, which then allows them to receive incoming calls to telephone numbers in the US and Canada;

3.	ScarletHawk Solutions, D.B.A Voxlinx, a wholesale VoIP communications service provider, who, from their end, terminates telephone calls for our customers, which then allows them to receive incoming calls to telephone numbers located in more than 60 countries outside the US and Canada; and

4.	THINQ is a wholesale VoIP communication service provider, who interconnects with multiple carriers across the globe to allow our customer to make outgoing calls to any numbers in the US and to other countries.

Marketing and Sales

We currently market our products through third-party sales and marketing services providers. We changed our business model 8 years ago when Skype, WhatsApp and other similar platforms started to come into the marketplace. Whereas we originally sold calling card minutes to individuals, we then adjusted and focused more on business customers. We focused on businesses that already had an internet subscription or connection and could purchase phone lines from our Company at discounted rates, rather than other mainstream companies such as AT&T and Verizon which offered more costly calling card packages. Our Company offers alternative services that allow businesses to be able to communicate with the outside world as well as their consumer base, but at a lower cost.

Page 7 of 52

Revenue that has been generated in the last 2 years is based on the same customers the Company has had since 2015.

Customers

We define a “customer” as a party that purchases or subscribes to our products and services directly or indirectly through our channel partners. For VoiceStep, our Company currently has a customer base which mostly comprises SMEs, such as dentist offices, beauty salons, real estate companies etc., in the United States. We strive to establish and maintain long-term relationships with our customers and we currently do not have a significant customer concentration in any particular business sector. None of our customers account for more than 10% of our total revenue for the years ended December 31, 2021 and 2020. Our service is subscription based. Customers initially sign up for services via our VoiceStep Business Communications Service Agreement. Customers designate how many users our services are needed for, Voice & FAX plan type, and whether they choose to be billed annually or monthly.

Customer accounts automatically renew each month or year, depending on their payment choice, until such time that a customer chooses to cancel their service.

We generate revenues primarily from the sale of our monthly and yearly subscription plans for our cloud-based VoIP services. As our customers’ needs change, they often add users to existing services or upgrade to better plans, which provide them with additional features and functionality.

In late 2014, the Company started working on Fixed Mobile Convergence (“FMC”) technology. This end-to-end mobility solution will help ensure that employees, partners, customers, processes and assets of a company are securely connected and can be optimized in the workplace. When employees leave the office, they’re leaving opportunities behind if they’re missing critical calls and voice messages on their desk phone, playing phone tag with important customers or sacrificing certain ideal features of their fixed, desk-based phones. The Company’s solutions for FMC make PBX features that are enjoyed in the office available and accessible through a smart phone – helping employees be more responsive and productive from virtually anywhere. In addition, the FMC solutions bring a set of unique features that enhance integration between wireline and wireless networks.

When a user is on Wi-Fi, all of their calls are delivered to the cloud phone system over the Internet at no charge. If their Wi-Fi signal degrades or, if they move away from a wireless router, their mobile phone will simply connect to the different cellular networks without disconnecting calls. Whether they’re on Wi-Fi or not, their calls are always connected to the Company’s cloud phone system without the use of an app or mobile data connection. This provides a streamlined switch between Wi-Fi and cellular, optimizing access and reducing cost. FMC was projected to create a substantial and new stream of revenue for the Company. However, this goal was not realized.

Seasonality of Business

There is no significant seasonality in our business.

Research and Development

We do not have any dedicated in-house research and development.

Intellectual Property

All the source coding we utilize is open-source code, so there is never a need to copyright code as we do not own the coding.

Page 8 of 52

Environmental Issues

Our business currently does not implicate any environmental regulation.

Competition

Any entity offering Internet-based communication services such as VoIP or Fax-over-IP (“FoIP”) continue to be considered a direct competitor of us, regardless of whether the end-user is required to pay for those services or not. This also includes applications that allow users to send text messages and voice messages, make voice and video calls, and share images, documents, user locations, and other content such as WhatsApp, Facebook Messenger, Skype, WeChat, Viber, etc.

Employees

Currently, the Company has two employees, our President and Chief Executive Officer, Tan Tran, and our Chief Financial Officer, Stephen R. Jones.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The current COVID-19 pandemic, as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

The current COVID-19 pandemic adversely affected many aspects of our business, including sales, operational efficiency, technical support and our customer’s ability to pay our fees. Global pandemics, or fear of spread of contagious diseases, such as Ebola virus disease (“EVD”), coronavirus disease 2019 (“COVID-19”), Middle East respiratory syndrome (“MERS”), severe acute respiratory syndrome (“SARS”), H1N1 flu, H7N9 flu, and avian flu, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict our supply of products, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our product offering efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

COVID-19 has had a global economic impact on the financial markets. The global spread of COVID-19 pandemic may result in global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Relaxation of restrictions on economic and social activities may also lead to new cases which may lead to re-imposed restrictions. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. A third wave of COVID-19 or a similar pandemic could materially and adversely affect our business, financial condition, and results of operations.

We are also vulnerable to natural disasters and other calamities. We cannot assure you that we are adequately protected from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, or similar events. Any of the foregoing events may give rise to interruptions, damage to our property, delays in production, breakdowns, system failures, technology platform failures, or internet failures, which could cause the loss or corruption of data or malfunctions of our manufacturing facility as well as adversely affect our business, financial condition, and results of operations.

Page 9 of 52

Our financial situation creates doubt whether we will continue as a going concern.

There can be no assurances that we will ever be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions potentially raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a “fund”). The Investment Company Act defines a “majority-owned subsidiary” of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

We conduct our operations primarily through our wholly owned subsidiaries. We believe our wholly owned subsidiaries VoiceStep Telecom, LLC and Vemanti Digital, Ltd. are outside of the definition of an investment company pursuant to Section 3(a)(1)(A) of the Investment Company Act, as neither VoiceStep Telecom, LLC or Vemanti Digital, Ltd. is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities. In addition, the Company believes VoiceStep Telecom, LLC and Vemanti Digital, Ltd. are outside of the definition of an investment company pursuant to Section 3(a)(1)(C) of the Investment Company Act, as neither subsidiary is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of its total assets (exclusive of United States government securities and cash items) on an unconsolidated basis. If it is determined that the investments of either VoiceStep Telecom, LLC or Vemanti Digital, Ltd. have a value that exceeds 40% of the value of its total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we believe that both subsidiaries are exempt from the definition of investment company pursuant to Section 3(b)(1) of the Investment Company Act, as both Vemanti Digital, Ltd. and VoiceStep Telecom, LLC are primarily engaged, directly or through a wholly owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities.

The composition of “Other Assets” shown on the Company’s consolidated balance sheet comprises our investment in Fvndit, Inc. (“Fvndit”). On November 13, 2018, we purchased a 20% investment in Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”), a fintech company based in Vietnam, for $300,000. Half of the investment was made through a cash payment of $150,000, and the remaining half of the investment was made through the issuance of 1,252,086 shares of Vemanti Group’s common stock to the Founders of eLoan. On December 19, 2018, Directus Holdings, Inc. filed a Certificate of Amendment to Articles of Incorporation to the State of Nevada for its corporation name to be changed to Fvndit, Inc.

Page 10 of 52

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

This investment is accounted for under the cost method of accounting since March 16, 2021. As of December 31, 2021, this investment had a balance of $296,405 and is reflected in “Other Assets” on the Company’s consolidated balance sheets. If it is determined that the investment in Fvndit has a value that exceeds 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we believe that we are exempt from the definition of investment company pursuant to Section 3(b)(1) of the Investment Company Act, as the Company is primarily engaged, directly or through a wholly owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

As noted above, if the combined values of the investment securities issued by our Company, and our subsidiary, that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters.

If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

The successful operation of our business depends upon the performance and reliability of the Internet infrastructure in the United States.

Our business depends on the performance and reliability of the Internet infrastructure in in the United States. The use of our VoiceStep products requires access to the internet. The failure of connection to the internet could adversely interfere with the use of our products. We have no control over the internet services provided by the internet service providers. In addition, if Internet access fees or other charges to Internet users increase, our users may abandon our products or look for alternative services, which in turn may adversely affect our business, financial condition and results of operations.

Certain of our software are licensed from third parties.

We license software for certain components of our products from third parties we do not control, such as Cyxtera Technologies, Voyant Communications (f/k/a Vitelity), ScarletHawk Solutions (D.B.A. Voxlinx) and THINQ. Although we have contracts in place with our third-party software providers, there can be no assurance that the software we license will continue to be available on commercially reasonable terms, or at all, in the future. The lack of renewal, or termination, of one or more of our license agreements, or the renewal of license agreements on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

Page 11 of 52

While proprietary or open source alternatives may be available in some cases, transitioning to such alternatives may take time and be costly. The loss of existing licenses or the unavailability of such alternative software could result in a decrease in the quality of our products or loss of the ability to provide our products until equivalent software or suitable alternatives can be developed, identified, licensed and integrated.

Our products and services rely on certain technical standards, among other things, for interoperability of communication of voice and video, including standards relating to audio and video compression standards. These standards may be covered by patent rights held by third parties. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. While some such patent holders, based on their involvement with the standard setting organizations, may license relevant technology to us under reasonable and non-discriminatory terms, there can be no assurance that all necessary patent rights can be secured under such terms, and we may have to pay substantial royalties to secure such patent rights.

If we fail to keep up with industry trends or technological developments, our business, results of operations and financial condition may be materially and adversely affected.

The IP-based business communication industry is rapidly evolving and subject to continuous technological changes. Our success will depend on our ability to keep up with the changes in technology and user behavior resulting from new developments and innovations. For example, as we provide our product and service offerings across a variety of mobile systems and devices, we are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. If any changes in such mobile operating systems or devices degrade the functionality of our services or give preferential treatment to competitive services, the usage of our services could be adversely affected.

Technological innovations may also require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. We cannot assure you that we can obtain financing to cover such expenditure. If we fail to adapt our products and services to such changes in an effective and timely manner, we may suffer from decreased user base, which, in turn, could materially and adversely affect our business, financial condition and results of operations

Rapidly evolving technologies could cause demand for our products to decline or could cause our products to become obsolete.

Current or future competitors may develop technological or product innovations that address Internet communications in a manner that is, or is perceived to be, equivalent or superior to our products. In the technology market in particular, innovative products have been introduced which have the effect of revolutionizing a product category and rendering many existing products obsolete. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our products, we may be unable to attract and retain users or to maintain or increase revenues from our users. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce prices for our paid for products, which could harm our net revenues, gross margin and operating results or cause us to incur losses.

Page 12 of 52

If our business were deemed to be a regulated telecommunications business in one or more jurisdictions, it would significantly increase our expenses and may require us to change our products and other aspects of our business in potentially detrimental ways.

VoiceStep operates as a software company and not as a regulated telecommunications company. We are subject to the risk that, due to changes in communications and other similar laws and regulations or in the application, interpretation or enforcement of both existing and future communications and other similar laws and regulations, we may be required to comply with communications and other similar laws and regulations in one or more jurisdictions. In addition, we are continually seeking ways to improve our products and offer them across multiple communication platforms, which may involve from time to time upgrades or changes in the technological infrastructure on which our products are based and which could result in subjecting our activities to greater regulation in multiple jurisdictions. For example, the rolling out of our IP-based business communication in the United States may subject us to a greater risk of regulatory oversight in this country. If we are required to comply with communications and other similar laws and regulations, we would need to meet a number of obligations, which could vary from jurisdiction to jurisdiction, including new or enhanced compliance in the following areas:

•	licensing and notification requirements;

•	emergency calling requirements, including enhanced emergency calling through multi-line telephone systems;

•	lawful interception or wiretapping requirements;

•	privacy and data retention and disclosure requirements;

•	limitations on our ability to use encryption technology;

•	disability access requirements;

•	consumer protection requirements and local dispute resolution requirements;

•	requirements related to customer support;

•	quality of service requirements;

•	provision of numbering directories;

•	numbering rules, including portability requirements;

•	directory and operator services; and

•	access and interconnection obligations.

If we fail to comply with communications, e-commerce and other similar laws and regulations in one or more jurisdictions, our business, results of operations and financial condition may be materially and adversely affected.

Third parties have raised, and may raise in the future, concerns about the application of regulations to our business.

Some third parties, including our competitors, have raised, and may raise in the future, concerns with policymakers and regulators in various parts of the world about the application of local laws and regulations to our business. We believe that some of these established businesses (which may include incumbent telecommunications companies) and their trade association groups employ significant resources in their efforts to shape legal and regulatory regimes and may employ these resources to change legal and regulatory regimes in ways intended to reduce the effectiveness of our business. Most incumbent telecommunications companies, landline and wireless, have substantial budgets devoted to lobbying and governmental relations and long-standing relationships with regulators and legislators that we, as a newer entrant in the Internet communications market, do not have. Some of these incumbent businesses have raised concerns relating to allowing consumers open access to the Internet, the lack of regulatory controls and obligations placed on Internet communications products, and the cost advantage this brings to providers of such products. Continuing actions by these competitors or trade groups may result in additional jurisdictions requiring us to comply with the local telecommunications and other laws and regulations.

Page 13 of 52

Our business depends on our users having continued and unimpeded access to the Internet. Companies providing access to the Internet may be able to block or degrade our calls, or block access to our website or charge us or our users additional fees for our products.

All of our users rely on open, unrestricted access to the Internet to use our products. If they have limited, restricted or no access at all to the Internet, or their connection to the Internet is interrupted or disturbed, they may be less likely to use our products as a result.

In many cases, that access is provided by companies that compete with at least some of our products, including incumbent landline telephone companies, cable television system operators, mobile wireless communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could block, degrade or otherwise disrupt our calls, or increase the cost of customers’ use of our products by restricting or prohibiting the use of their lines or access points to the Internet for our products, by filtering, blocking, delaying, or degrading the packets of data used to transmit our communications, and by charging increased fees to our users for access to our products.

Some Internet access providers have additionally, or alternatively, contractually restricted their customers’ access to Internet communications products (which may include our VoIP products) through their terms of service. For example, SFR in France and Vodafone in Germany contractually prohibit their customers from using voice over the Internet protocol services on the Apple iPad 3G. T-Mobile in Germany and Vodafone in France and the United Kingdom have established special additional tariffs for voice over the Internet protocol. Customers of these and other Internet access providers may not be aware that technical disruptions or additional tariffs are the act of other parties, which could harm our brand. Even if customers understand that we are not the source of such disruptions, they may be less likely to use our products as a result.

In the United States, the European Union and other jurisdictions, regulatory authorities are in the process of examining the adoption of “network neutrality” policies, which aim to treat all Internet traffic equally, and developing or considering laws and regulations to codify acceptable behaviors on the part of network operators and access providers when providing consumers and businesses with access to the Internet. Different regulatory authorities have different approaches to this policy area both from a substantive and procedural perspective. Any failure on the part of regulatory authorities to protect the accessibility of the Internet to all, or any particular category of, Internet subscribers, or their failure to protect the delivery on a non-discriminatory basis of user communications over the Internet, regardless of type or service, could harm our results of operations and prospects.

Our business depends on the continued reliability of the Internet infrastructure.

Unlike traditional communications products, our users rely on the Internet to access our products. Increasing numbers of users and increasing bandwidth requirements may harm the performance of the Internet. In addition, if Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our products or may experience a decrease in the quality of our products.

Page 14 of 52

Furthermore, as the rate of adoption of new technology increases, the networks on which our products rely in certain countries may not be able to sufficiently adapt to the increased demand for their products and services. Frequent or persistent interruptions could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our products, and could permanently harm our reputation and brands.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

We rely on telecommunications providers to provide certain of our products, such as Voyant Communications, a wholesale VoIP communications service provider, who, from their end, terminates the telephone calls for our customers which then allow them to receive incoming calls to telephone numbers in the US and Canada. We have agreements with a number of telecommunication providers in order for us to provide many of our paid products. The quality of calls made by our users to and received by our users from landline and mobile phones depends in large part of the call quality of the relevant landline or mobile network. As a result, if these third parties do not provide sufficiently high quality services, our call quality may be negatively affected which may in turn adversely impact our brand, reputation and consumer acceptance of our products. In addition, price increases by companies that provide services to us or our users could harm our results of operations.

We are dependent upon our only key executive who is not bound by any employment agreement nor does the Company maintain director and officers (“D&O”) liability insurance for him.

Our success depends, in part, upon the continued services of the key member of our management. Our executive’s knowledge of the market, our business and our Company represents a key strength of our business, which cannot be easily replicated. The success of our business strategy and our future growth also depend on our ability to attract, train, retain and motivate skilled managerial, sales, administration, development and operating personnel.

There can be no assurance that our existing personnel will be adequate or qualified to carry out our strategy, or that we will be able to hire or retain experienced, qualified employees to carry out our strategy. The loss of our key executive, or the failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate intellectual property rights held by third parties. We have not but in the future may be, subject to legal proceedings and claims relating to the intellectual property rights of others. There could also be existing intellectual property of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of intellectual property purportedly relating to some aspect of our technology or business, if any such holders exist, would not seek to enforce such intellectual property against us in the United States, or any other jurisdictions. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question, and our business, financial position and results of operations could be materially and adversely affected.

Page 15 of 52

We cannot control Internet based delays and interruptions, which may negatively affect our customers and thus our revenues.

Any delay or interruption in the services by these third parties service providers could result in delayed or interrupted service to our customers and could harm our business. Accordingly, we could be adversely affected if such third party service providers fail to maintain consistent and reliable services, or fail to continue to make these services available to us on economically acceptable terms, or at all. These suppliers could also be adversely impacted by the COVID-19 pandemic, which could affect their ability to deliver their services to our Company in a satisfactory manner, or at all.

If our business plans are not successful, we may not be able to continue operations as a going concern and our shareholders may lose their entire investment in us.

We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We do not have an audit, compensation, or nominating and corporate governance committee. The functions such committees would perform are performed by the board as a whole. Consequently, there is a potential conflict of interest in board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

Since our management beneficially owns 37.3% of our outstanding shares, their interests may differ from the interests of our other shareholders, which could cause a material decline in the value of our shares.

Our officers and directors indirectly own 26,755,000 common shares. In addition, Mr. Tran, our Chairman and principal executive officer, owns 40,000,000 shares of Series A Preferred Stock, which are convertible into shares of common stock and vote with the common stock on the basis of each share of Series A Preferred Stock having the right to 10 votes. Accordingly, management beneficially owns and controls all of the voting stock of the Company. Therefore, management has significant influence on determining the outcome of any matters submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company. Without the consent of management, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. The interest of management may differ from the interests of our other shareholders. The concentration in the ownership of our shares may cause a material decline in the value of our shares. We cannot assure you that management will act in our best interests given management’s ability to control a significant majority of our voting shares.

Risks Related to Our Common Stock

The extent and duration of Russia’s military action in Ukraine or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the U.S. In response to the military action by Russia, various countries, including the U.S., the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

Page 16 of 52

The ramifications of the hostilities and sanctions, however, may not be limited to Russia, Ukraine, and Russian and Ukrainian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on investments and performance beyond any direct exposure to Russian and Ukrainian issuers or those of adjoining geographic regions. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies.

The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

Since we are traded on the OTCQB, an active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops, the price of our common stock may be volatile.

Presently, our common stock is traded on the OTCQB. There is limited trading in our stock and, in the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general.

Page 17 of 52

Trading in stocks quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTCQB is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

There is no assurance that we will be able to pay dividends to our shareholders, which means that you could receive little or no return on your investment

Payment of dividends from our earnings and profits may be made at the sole discretion of our Board of Directors. There is no assurance that we will generate any distributable cash from operations. Our Board may elect to retain cash for operating purposes, debt retirement, or some other purpose. Consequently, you may receive little or no return on your investment.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders. The amount of any debt financing we incur creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of our common stock

Our Board of Directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock. We currently have 71,519,830 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Page 18 of 52

The trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located outside of the United States. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, including the following:

•	variations in our revenues, earnings and cash flow;

•	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

•	announcements of new offerings, solutions and expansions by us or our competitors;

•	changes in financial estimates by securities analysts;

•	detrimental adverse publicity about us, our brand, our services or our industry;

•	additions or departures of key personnel;

•	sales of additional equity securities; and

•	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

We are subject to the penny stock rules, which will make shares of our common stock more difficult to sell.

We are subject now and, in the future, may continue to be subject, to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Page 19 of 52

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 71,519,830 shares of common stock outstanding, with approximately 37% of the shares being held by affiliates. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

We are an emerging growth company within the meaning of the Securities Act and therefore may take advantage of certain reduced reporting requirements.

Since we are an “emerging growth company,” as defined in the JOBS Act, we will take advantage of certain exemptions from requirements applicable to other public companies which are eligible to be considered emerging growth companies. Most significantly, we need not comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarter and principal executive office are located at 7545 Irvine Center Dr., Ste 200, Irvine, California under an online virtual office agreement (“Lease”) with Regus Management Group, LLC (“Regus”) for a period of 12 months and auto-renewed thereafter for another 12 months with a current monthly rent of $99.00. Under this lease, we share virtual office space in Irvine, CA and Newport Beach, CA, respectively.

We neither own any real property, nor own or have any mortgages on this or any other facilities. All employees, including the officers and directors, are working remotely in a distributed workforce setup via the use of virtual office technologies. Pursuant to the terms of the Lease, we are entitled to receive mailbox and telephone answering services, two (2) days of private office usage per month in the U.S. and five (5) days of private office usage per month globally at the spaces designated by Regus.

We believe that this property is sufficient for our current and proposed business.

ITEM 3. LEGAL PROCEEDINGS

On June 29, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019 by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. As of the date of this annual report, the Complaint is pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Page 20 of 52

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB under the trading symbol “VMNT”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. There is no active trading market for our common stock. We cannot assure you that there will be a market for our common stock in the future.

As of March 24, 2022, we had 71,519,830 shares of our common stock, par value $0.0001, issued and outstanding. There were 64 beneficial owners of our common stock.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock is currently within the definition of a penny stock and will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

We have not paid any cash dividends since our inception. Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock. In addition, we currently have no plans to pay such dividends. Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

Page 21 of 52

Equity Compensation Plan Information

The Company has a formal Stock Incentive Plan (the “Plan”), adopted in March 25, 2015, which is filed as an exhibit and incorporated herein by reference. 5,000,000 shares of the Company’s common stock was reserved for awards in the Plan.

Purchases of Equity Securities by the Registrant and Affiliated Purchaser

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2021 and 2020.

Recent Sales of Unregistered Securities and Use of Proceeds

Between January 29, 2021 and June 11, 2021, the Company issued 555,000 shares of common stock in consideration of $415,000. Each purchaser of the Company’s securities is an accredited investor as defined under Rule 501 of Regulation D of the Act.

From January 1, 2021 to December 31, 2021, the Company issued 865,000 shares of common stock to several consultants as payment for consulting services to the Company.

The issuances of the shares described above were exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act, as transactions by an issuer not involving any public offering. The foregoing issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 6. [Reserved]

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

 You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

Vemanti, incorporated on April 3, 2014 under the laws of the State of Nevada, is a technology-driven and fintech-focused company that seeks to be active in the high-growth emerging markets. Through our wholly owned subsidiary, VoiceStep, we provide a one-stop solution with regard to business-class VoIP services to our SME customers in the United States. We also have an 18.6% ownership interest in Fvndit, which, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam. We currently do not generate any revenues through our wholly owned subsidiary Vemanti Digital.

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

Page 22 of 52

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, revenue recognition, recoverability of accounts receivable, and investments. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Recent Authoritative Guidance

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the amendments in this update during the current year. The Company believes the adoption did not have a material impact on its consolidated financial position and results of operations.

Page 23 of 52

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to generally accepted accounting principles (GAAP) and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for fiscal years beginning after December 15, 2020. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The Company adopted the amendments in this update during the current year. The Company believes the adoption of the amendments in this update did not have a material impact on its consolidated financial position and results of operations.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

RESULTS OF OPERATIONS

The fiscal year ended December 31, 2021, compared to the fiscal year ended December 31, 2020

	2021	2020
	Amount	Amount
Sales	$147,950	$162,292
Cost of sales	$22,241	$36,016
Gross margin	$125,709	$126,276
Total other income (expense) net	$(7,298)	$9,187
Total operating expenses	$1,741,885	$210,692
Income taxes	$(1,650)	$1,648
Net loss	$1,625,124	$76,876

Revenues

Revenues were $147,950 for the fiscal year ended December 31, 2021, a decrease of $14,342 or 8.8%, compared to $162,292 for the fiscal year ended December 31, 2020. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep payment-based voice services.

Gross Profit and Gross Profit Margin

Gross profit was $125,709 for the fiscal year ended December 31, 2021, compared to $126,276 for the same period of 2020. Our gross profit margin increased from 78% to 85% for the fiscal year ended December 31, 2021. The increase was mainly due to the loss of several higher cost, lower margin customers during the year.

General and Administrative (G&A) Expenses

G&A expenses were $1,741,885 for the fiscal year ended December 31, 2021 compared to $210,692 for the same period in 2020, representing an increase of $1,531,193. The increase was mainly due to expenses and compensation paid to outside consultants and contractors related to the Company’s development and investment in its Vemanti Dollar (“USDV”), an ERC-20 1:1 USD-pegged stablecoin.

Page 24 of 52

Operating Loss

Total operating loss was $1,616,176 for the fiscal year ended December 31, 2021, compared to $84,415 for the same period of 2020, representing an increase of $1,531,761 or 1,815%. The increase was mainly due to increased expenses and compensation paid to outside consultants and contractors related to the development and investment in the USDV stablecoin.

As of December 31, 2021, and 2020, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021, and December 31, 2020. The 2018 to 2021 tax years are still subject to federal audit. The 2017 to 2021 tax years are still subject to state audit.

The Company had $2,679,077 and $1,132,304 of net operating loss carryforwards available as of December 31, 2021, and 2020, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $1,625,124 for the fiscal year ended December 31, 2021compared to a net loss of $76,876 for the fiscal year ended December 31, 2020.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

Item	For the Fiscal Year Ended December 31,
	2021	2020
Net cash used in operating activities	$477,557	$75,312
Net cash provided by (used in) investing activities	$(10,000)	$200,000
Net cash provided by financing activities	$540,000	$-
Net increase in cash	$52,443	$124,688
Cash at the beginning of period	$243,494	$118,806
Cash at the end of period	$295,937	$243,494

Operating Activities

Net cash used in operating activities was $477,557 for the fiscal year ended December 31, 2021, as compared to $75,312 used in operating activities for the fiscal year ended December 31, 2020, primarily due to the net losses incurred from the development of the USDV.

Page 25 of 52

Investing Activities

Net cash used in investing activities was $10,000 for the fiscal year ended December 31, 2021, compared to net cash provided by investing activities of $200,000 for the fiscal year ended December 31, 2020. The change was primarily due to investing in a cryptocurrency in 2021, while the loan to Fvndit was paid back in 2020.

Financing Activities

Net cash provided by financing activities was $540,000 for the fiscal year ended December 31, 2021, compared to $0 for the fiscal year ended December 31, 2020.  The change was primarily due to issuances of common stock for cash and receipt of a shareholder loan in the amount of $125,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Page 26 of 52

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vemanti Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vemanti Group, Inc. and Subsidiary (the “Company”), as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error fraud and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Ramirez Jimenez International CPAs

We have served as the Company’s auditor since 2017

Irvine, California

March 24, 2022

PCAOB ID #820

Page 27 of 52

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Vemanti Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$295,937	$243,494
Accounts receivable	4,415	1,224
Digital Asset	6,107	-
Due from Fvndit, Inc	25,142	24,498
Total Current Assets	331,601	269,216

Equipment, net	632	1,373
Other assets	296,405	298,056
TOTAL ASSETS	$628,638	$568,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,502	$1,077
Accrued expenses	427,293	-
Deferred revenues	-	613
Loan from shareholder	125,000	-
Total Current Liabilities	556,795	1,690
TOTAL LIABILITIES	556,795	1,690

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 70,404,086 and 68,984,086 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7,040	6,898
Additional paid-in capital	3,344,890	2,215,020
Accumulated deficit	(3,284,087)	(1,658,963)
Total stockholders’ equity	71,843	566,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$628,638	$568,645

The accompanying notes are an integral part of these consolidated financial statements.

Page 28 of 52

Vemanti Group, Inc. and Subsidiary
Consolidated Statements of Operations
	For the Years Ended December 31,
	2021	2020
Sales	$147,950	$162,292
Cost of sales	22,241	36,016
Gross margin	125,709	126,276

Operating expenses:
General and administrative expenses	1,741,885	210,691
Total operating expenses	1,741,885	210,691
Loss from operations	(1,616,176)	(84,415)

Other income (expense):
Other income / (expense)	(1,754)	17,690
Unrealized gain/(loss)	(5,544)	(8,503)
Total other income (expense)	(7,298)	9,187

Loss before provision for income taxes	(1,623,474)	(75,228)

Provision for income taxes	(1,650)	1,648

Net loss	$(1,625,124)	$(76,876)

Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	69,697,059	68,984,086
Diluted	69,697,059	68,984,086

The accompanying notes are an integral part of these consolidated financial statements.

Page 29 of 52

Vemanti Group, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,582,087)	$643,831
Net loss	-	-	-	-	-	(76,876)	(76,876)
Balance, December 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,658,963)	$566,955
Stock issued for professional services	-	-	865,000	87	714,925	-	715,012
Stock issued for cash	-	-	555,000	55	414,945	-	415,000
Net loss	-	-	-	-	-	(1,625,124)	(1,625,124)
Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843

The accompanying notes are an integral part of these consolidated financial statements.

Page 30 of 52

Vemanti Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,625,124)	$(76,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	741
Unrealized (gain)/loss from investment in Fvndit	1,651	8,503
Impairment of digital assets	3,893	-
Stock-based compensation	1,142,305	-
Changes in assets and liabilities:
Accounts receivable	(3,191)	1,011
Due from Fvndit	(644)	(7,389)
Accounts payable	3,425	163
Accrued expenses	-	(2,078)
Deferred revenues	(613)	613
Net cash used in operating activities	(477,557)	(75,312)

Cash flows from investing activities:
Purchase of digital assets	(10,000)	-
Proceeds from loan repayment by Fvndit	-	200,000
Net cash provided by (used in) investing activities	(10,000)	200,000

Cash flows from financing activities:
Loan from shareholder	125,000	-
Issuance of common stock for cash	415,000	-
Net cash provided by financing activities	540,000	-

Net increase in cash	52,443	124,688

Cash, beginning of the year	243,494	118,806

Cash, end of the year	$295,937	$243,494

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$25
Income taxes	$1,650	$1,665
Supplemental disclosure of non-cash flow investing and financing activities:	-	-
Accrued stock-based compensation	$427,293	$-

The accompanying notes are an integral part of these consolidated financial statements.

Page 31 of 52

NOTE 1 - Organization and Basis of Presentation

Organization and Line of Business

Vemanti Group, Inc., (“Vemanti”) was incorporated on April 3, 2014, under the laws of the state of Nevada. VoiceStep Telecom, LLC, a California limited liability company, was formed on January 27, 2005, and originally founded in 2002 (“VoiceStep”). On January 22, 2014, the sole member of VoiceStep exchanged 100% of his membership interest in VoiceStep for 40,000,000 shares of Vemanti’s common stock and 40,000,000 shares of Vemanti’s preferred stock. Vemanti and its wholly owned subsidiary, VoiceStep is hereafter referred to as the “Company.”

The Company is a technology-driven holding company that seeks to be active in high-growth and emerging markets. Its core strengths are in technology development and investment. It drives growth through acquisition and investment in disruptive and foundational technologies by targeting early-stage companies that have market viable products or by starting a new subsidiary of its own. Strategically, it focuses mainly on blockchain projects and applications combined with other emerging technologies, including machine learning/AI, security and internet of things (IoT).

Currently, through VoiceStep, the Company provides a one-stop resource for IP (Internet Protocol) communication needs. VoiceStep’s network offers availability, coverage and flexibility, and enables the following technology solutions: unified communications, data center services, content delivery, voice over IP (VoIP) and cloud computing. VoiceStep’s core customer base is largely made up of wholesale International prepaid calling operators. That aspect of its business has eroded drastically due to wide consumer adoption of free messaging apps such as Viber, WhatsApp, Facebook, Facetime, WeChat, etc. Its declined year over year revenues are a result of those wholesale customers slowly exiting the market. It is now focusing mostly on small business customers with better retention.

Management’s Plans

The Company reported net losses in the amount of $1,625,124 and $76,876, in 2021 and 2020, respectively, and used cash in operating activities in the amount of $477,557 and $75,312 in 2021 and 2020, respectively.   As of December 31, 2021, the Company had negative working capital in the amount of approximately $225,194 and total stockholders’ equity of approximately $71,843.  After December 31, 2021, the Company issued 250,000 of common shares at $0.55 per share for $137,500 in cash proceeds.

Due to the global and distributed nature of the workforce, businesses today demands service providers to offer not only simple voice and data services, but also fully integrated productivity and coloration tools such as Customer Relationship Management (CRM), call center, team and video messaging, and e conferencing to bring their teams and customers together on one single business communications platform. In order to match those demands, the Company would need to revamp and re-engineer its current platform as well as adding a large team of product and business developers which would require a sizable upfront investment. Currently, the Company simply does not have the capital committed for such development, so there are no plans to further grow VoiceStep’s core business. Furthermore, the market is already saturated with much more established players. Going forward, the Company will focus its business development activities in the fintech sector to achieve future revenues and profits, specifically delivering lending and payment services to small and medium enterprises (“SMEs”) in Southeast Asia through partnerships with banks and payment service providers in the region. Management believes it will be able to generate sufficient cash from operating activities to fully operate the Company during 2022 and beyond.

Page 32 of 52

Risk and Uncertainties

The Company’s operations may be affected by the ongoing outbreak of the coronavirus disease 2019 (Covid-19) which has been declared a pandemic by the World Health Organization in early 2020 and continued throughout 2021 and into 2022. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s consolidated financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. Currently, the Company is unable to determine the impact that Covid-19 may have.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, VoiceStep. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, revenue recognition, recoverability of accounts receivable, and investments. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2021, and December 31, 2020, the Company had no cash equivalents.

Accounts Receivable

The Company regularly reviews its accounts receivable for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.

The Company estimates the ability to collect receivables by performing ongoing credit evaluations of its customers’ financial condition. Estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. The Company reviews its accounts receivable by aging category and to identify customers with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Accounts receivables are written-off when they are deemed uncollectible.

Page 33 of 52

Equipment

Equipment is stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Software licenses	5 years
Computer equipment	5 years

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2021, and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

Revenue Recognition

On January 1, 2019, the Company adopted the accounting standard ASC 606, Revenue from Contracts with Customers, for all open contracts and related amendments as of December 31, 2019, using the modified retrospective method. The adoption had no impact to the reported results.

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

The Company recognizes revenues derived from sub-leasing telecommunications infrastructure and the provision of telecommunications and colocation services. These revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on a monthly basis. These arrangements stipulate monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue as the services are consumed as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date.

Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue. Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage.

Page 34 of 52

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Page 35 of 52

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

For certain financial instruments, the carrying amounts reported in the consolidated balance sheets for cash and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company used Level 1 inputs for its valuation methodology for digital assets by using Coinbase (coinbase.com, in United States Dollars). The digital assets were adjusted to the fair value at each period end, with any decreases in the fair value being recorded as a loss on the consolidated statement of operations.

Recent Authoritative Guidance

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the amendments in this update during the current year. The adoption did not have a material impact on its consolidated financial position and results of operations.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to generally accepted accounting principles (GAAP) and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for fiscal years beginning after December 15, 2020. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The Company adopted the amendments in this update during the current year. The adoption of the amendments in this update did not have a material impact on its consolidated financial position and results of operations.

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

Page 36 of 52

NOTE 3 – Digital Assets

The following represents the change in digital assets:

	December 31, 2021	December 31, 2020
	Cryptocurrencies
Beginning balance	$-	$-
Purchase	10,000	-
Realized gain / (loss)	-	-
Impairment	(3,893)	-
Ending balance	$6,107	$-

The Company does not record fair value gains (losses) associated with its digital assets. Cryptocurrencies are classified as intangible assets, and the Company tests these assets for impairment on an annual basis.

NOTE 4 – Equipment

Equipment at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Software licenses	$32,188	$32,188
Computer equipment	17,080	17,080
	49,268	49,268
Less accumulated depreciation	(48,636)	(47,895)
Equipment, net	$632	$1,373

Depreciation expense was $741 for the years ended December 31, 2021, and 2020.

NOTE 5 – Stockholders’ Equity

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

Page 37 of 52

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both December 31, 2021, and December 31, 2020, the Company had 40,000,000 shares of preferred stock issued and outstanding. (See Note 1)

The Articles of Incorporation were amended on May 1, 2014, designating 40,000,000 shares of authorized and issued preferred stock of the Company as “Series A Preferred Stock” with voting rights, preferences and powers such that each share of Series A Preferred Stock shall vote as a class on all issues to which shareholders of common stock have a right to vote but shall have ten (10) votes per share of Series A Preferred stock while the shares of Common Stock shall have one vote per share. There are 40,000,000 of Series A Preferred Stock outstanding.

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At December 31, 2021, and December 31, 2020, the Company had 70,404,086 and 68,984,086 shares of common stock issued and outstanding, respectively.

During the twelve months ended December 31, 2021, the Company issued 865,000 shares of its common stock with a fair value of $715,012 to consultants for services rendered. The Company also accrued $427,293, in stock-based compensation in 2021 and such amount is included as accrued expenses on the accompanying 2021 consolidated balance sheet.

During the twelve months ended December 31, 2021, the Company issued 555,000 shares of its common stock for cash proceeds of $415,000.

During the twelve months ended December 31, 2020, the Company did not issue any shares of its common stock.

Stock Incentive Plan

On March 25, 2015, the Company adopted a stock incentive plan. This plan allows the Board of Directors to issue up to 5,000,000 shares of common stock to employees, directors, or consultants of the Company or its affiliates under terms determined by the Board of Directors. This plan automatically terminates ten years from its date of adoption.

Time-Based Restricted Stock

Time-based restricted stock units (“RSU”) and restricted stock awards (“RSA”) granted to employees under the 2015 Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the vesting or lapse of the restrictions, as applicable. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied.

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the fiscal year ended December 31, 2021:

	RSUs		RSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2020	600,000	$0.40	-	$-
Granted	4,260,000	$0.57	-	$-
Vested	(1,647,000)	$0.69	-	$-
Forfeited	(120,000)	$0.63	-	$-
Non-vested as of December 31, 2021	3,093,000	$0.47	-	$-

As of December 31, 2021, there was $ $1,429,455 of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 3.2 years.  The 3,093,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $2,517,702 and a weighted average remaining contractual term of 3 years.

NOTE 6 – Investment in Fvndit, Inc. (formerly Directus Holdings, Inc.)

On July 10, 2018, the Company purchased a 20% investment in Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”), a fintech company based in Vietnam, for $300,000. Half of the investment was made through a cash payment of $150,000, and the remaining half of the investment was made through the issuance of 1,252,086 shares of Vemanti Group’s common stock to the Founders of eLoan. On December 19, 2018, Directus Holdings, Inc. filed a Certificate of Amendment to Articles of Incorporation to the State of Nevada for its corporation name to be changed to Fvndit, Inc.

On October 5, 2020, Fvndit issued 500,000 shares of common stock to Tan Tran, CEO and majority shareholder of Vemanti. The issuance raised the total number of Fvndit outstanding shares to 40,500,000. Mr. Tran and Vemanti together own 8,500,000 shares or 20.99% of total Fvndit outstanding shares.

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

Page 38 of 52

This investment is accounted for under the cost method of accounting since March 16, 2021. As of December 31, 2021, this investment had a balance of $296,405 and is reflected in other assets on the accompanying consolidated balance sheets.

NOTE 7 – Loan to Fvndit, Inc. (formerly Directus Holdings, Inc.)

Vemanti entered into an agreement to lend $200,000 to Fvndit for the purpose of developing a peer-to-peer business lending platform operating in Vietnam. The annual interest rate on the loan is 10.5% payable monthly to Vemanti. On August 12, 2019, Fvndit drew down the full $200,000. The entire loan was subsequently repaid in full in 2020.

NOTE 8 – Income Taxes

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, 2021, and 2020 is as follows:

	2021		2020
	Amount	Percent	Amount	Percent

Federal statutory rates	$(340,930)	21.0%	$(15,798)	21.0%
State income taxes	1,650	8.8%	(6,620)	8.8%
Permanent differences	1,256	21.00%	946	21.00%
Valuation allowance	339,674	-29.72%	21,472	-28.54%
Effective rate	$1,650	0.0%	$-	0.0%

As of December 31, 2021, and 2020, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021, and 2020. The 2018 to 2021 tax years are still subject to federal audit. The 2017 to 2021 tax years are still subject to state audit.

The Company had $2,679,077 and $1,132,304 of net operating loss carryforwards available as of December 31, 2021, and 2020, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

NOTE 9 – Related Party Transactions

Since 2019, The Company has paid for some administrative expenses on behalf of Fvndit. The balance of those payments was $25,142 for the year ended December 31, 2021, and $24,498 for the year ended December 31, 2020, and are recorded as Due from Fvndit, Inc. on the accompanying consolidated balance sheets. From October 2018 through March 2021, Tan Tran served as an Officer and Director of Fvndit.

VoiceStep pays a member of the CEO’s family for technical services. The total of those payments was $53,500 in 2021, and $40,000 in 2020.

Page 39 of 52

The Company pays the CEO for professional services and health insurance premiums for his family. The total of those professional payments were $0 in 2021, and $40,000 in 2020. The total of health insurance premium payments were $15,364 in 2021 and $17,344 for 2020. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance.

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events through March 24, 2022, the date on which the accompanying consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since December 31, 2021, that require recognition or disclosure in the consolidated financial statements except as follows:

From January 1, 2022, to March 2, 2022, the Board authorized the issuance of 484,214 common shares in exchange for consulting services rendered to the Company.

On February 1, 2022, the Company issued 250,000 shares of common stock at $0.55 per share for $137,500 cash proceeds.

On March 1, 2022, a resolution was approved by the Board of Directors to dissolve Vemanti Digital Ltd., a company incorporated on June 9, 2021, by Vemanti Group, Inc.

On March 15, 2022, the Company entered into an Equity Commitment Agreement (“the Agreement”) for $200,000 whereby it will issue 381,530 shares of common stock and a warrant allowing the investor to purchase up to $2,000,000 in common stock under the terms described in the Agreement up until its expiration on April 15, 2024.

Page 40 of 52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees, which prohibits a segregation of duties. In addition, we lack an audit committee and a financial expert as a member of our audit committee. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Page 41 of 52

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having two officers and limited resources.

●	The Company does not have an independent Board of Directors, an Audit Committee, or a financial expert as a member of the Audit Committee.

●	The Company does not have written documentation of our internal control policies and procedures.

We plan to rectify these weaknesses by implementing an independent Board of Directors, appointing a financial expert as a member of the Audit Committee, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel as we grow and expand our operations.

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

Page 42 of 52

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Page 43 of 52

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Tan Tran	57	Chief Executive Officer, Director
Stephen R. Jones	55	Chief Financial Officer

Tan Tran: Mr. Tran has been our Company’s Chairman and Director since the Company’s inception in April 2014. Mr. Tran has also served, full time, as the Company’s President and Chief Executive Officer since April 2014. He co-founded VoiceStep in 2004. From October 2018 to March 2021, Mr. Tran served as an Officer and Director for Fvndit. Since founding Vemanti Group, Tan has worked to share Vemanti’s strategy and vision with customers, partners, shareholders, and investors. His mission is to turn Vemanti into an investment and incubation platform for emerging companies with great growth potential, especially in Vietnam, which continues to be an economic force on both a regional and global scale. He holds a B.S.E.E. from California State University, Fullerton. Mr. Tran’s management and extensive experience and his role as founder of VoiceStep led to the conclusion that he should serve as a director of Vemanti.

Page 44 of 52

Stephen R. Jones: Mr. Jones has been our Company’s Chief Financial Officer since September 2021. From 2019 to 2021, Mr. Jones served as the Chief Financial Officer of DreamPlex, a company incorporated under the laws of Vietnam, directing the day-to-day financial operations and strategic planning and overseeing accounting, treasury, tax, risk management, procurement, and IT operations. From 2017 to 2019, Mr. Jones served as the Chief Operating Officer of HMB, Inc. From 2013 to 2016, Mr. Jones served as the Chief Financial Officer of VietnamWorks. Mr. Jones holds a BA from Vanderbilt University and an MBA from the University of Cincinnati.

Family Relationships

There are no family relationships between our director or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

Page 45 of 52

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not currently have any committees of the Board, as we only have one director. We do not have an audit committee financial expert.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Code of Ethics

The Company adopted a code of ethics policy to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions on February 23, 2016.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, certain of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act. To the Company’s knowledge, Mr. Stephen R. Jones failed to file a Form 3 within the required time frame following his appointment as Chief Financial Officer and a Form 4 within the required time frame following issuance to him of 25,000 shares of Company’s common stock in October 2021.

Page 46 of 52

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers with compensation exceeding $100,000 during 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Tan Tran	2021	$-	-	-	-	$-
	2020	$40,000	-	-	-	$40,000

Employment Agreements with Key Executives

Pursuant to a Consultant Agreement dated September 7, 2021, the Company’s Board of Directors appointed Stephen R. Jones as the Company’s Chief Financial Officer, replacing Tan Tran. Mr. Jones will receive compensation for his services in connection with this appointment as outlined below:

- Month 1: $2,500

- Month 2: $3,000

- Month 3: $3,500

- Month 4: $4,000

- Month 5: $4,500

- Month 6 and beyond: $5,000

In addition to the above, the Company will issue one million two hundred thousand (1,200,000) shares of the Company’s restricted common stock to Mr. Jones, to be earned and issued over forty-eight (48) months at the rate of twenty-five thousand (25,000) shares per month from September 7, 2021.

Director Compensation

There is currently no agreement or arrangement to pay any of our Directors for their services as directors. For the years ended December 31, 2021 and 2020, no members of our Board of Directors received compensation in their capacity as Directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards as of December 31, 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Page 47 of 52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 24, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Vemanti Group, Inc., 7545 Irvine Center Dr., Suite 200, Irvine CA, 93618.

The percentages below are calculated based on 71,519,830 shares of common stock issued and outstanding as of March 24, 2022.

Name of Beneficial Owner	Shares	Percentage	Voting Power %	Total Combined Voting Power%
Executive Officers and Directors:
Rachel Boulds (2)	Common: 0	0%	0%	0%
	Preferred: 0	0%	0%

Tan Tran (1)	Common: 26,655,000	37.3%	37.3%
	Preferred: 40,000,000	100%	100%	90.6%

Stephen R. Jones (3)	Common: 100,000	0%	0%	0%
	Preferred: 0
All officers and directors as a group of (2 persons)

5% or Greater Holders:

Tan Tran (1)	Common: 26,655,000	37.3%	37.3%
	Preferred: 40,000,000	100%	100%	90.6%

____________

(1)	Each share of Series A Preferred Stock has the right to 10 votes per each share of common stock.

(2)	Ms. Boulds resigned as the Company’s Director as of September 3, 2021.

(3)

Mr. Jones was appointed as the Company’s Chief Financial Officer as of September 7, 2021. As of March 24, 2022, he holds 100,000 shares of the Company’s common stock through Edgar Holdings Group Limited.

Page 48 of 52

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 13, 2018, the Company purchased a 20% interest in Fvndit, Inc.. f/k/a Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”), a fintech company based in Vietnam, for $300,000. Half of the purchase price was made through a cash payment of $150,000, and the remaining half of the purchase price was made through the issuance of 1,252,086 shares of Vemanti Group’s common stock to the founders of eLoan.

On October 5, 2020, Fvndit issued 500,000 shares of common stock to Tan Tran, CEO and majority shareholder of Vemanti. Mr. Tran and Vemanti together owned 8,500,000 shares or 20.99% of Fvndit’s total outstanding shares.

On August 9, 2019 Vemanti entered into an agreement to lend $200,000 to Fvndit for the purpose of developing a peer-to-peer business lending platform operating in Vietnam. The annual interest rate on the loan is 10.5% payable monthly to Vemanti. On August 12, 2019, Fvndit drew down the full $200,000. The entire loan was subsequently repaid in full by August 12, 2020.

Tan Tran served as an Officer and Director for Fvndit from October 2018 until March 2021, when he resigned. Tan Tran is not affiliated with Thomas Duc Tran, who was appointed Chairman, CEO, President, Secretary, and Treasurer of Fvndit on March 16, 2021.

Material Transactions with Related Parties

The Company pays the Chief Executive Officer for professional services. The total of those payments was $0 in 2021 and $40,000 in 2020.

VoiceStep pays a member of the Chief Executive Officer’s family for technical services. The total of those payments was $53,500 in 2021 and $40,000 in 2020.

On August 6, 2021 (the “Effective Date”), the Company entered into a Loan Agreement (the “Loan Agreement”) with Mr. Tan Tran (the “Lender”), our Chief Executive Officer, Chief Financial Officer, President, and Chairman, pursuant to which the Lender agreed to provide a loan in the principal amount of up to $125,000 (the “Loan”). Subject to the terms of the Loan Agreement, the Company may draw down an amount of the principal amount of the Loan on one or more occasions during a period between the Effective Date and 12 months from the Effective Date by giving written notification to the Lender. The purpose of the funds is to augment working capital for the Company’s wholly owned subsidiary, Vemanti Digital, Ltd. The Loan matures on the date that is 12 months following the Effective Date and bears interest at a rate of one percent (1%) per annum. The Loan Agreement contains certain events of default. In the event of a default, at its option, the Lender may consider the Loan immediately due and payable.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence

Our Board of Directors is currently composed of one member, Mr. Tan Tran, who does not qualify as an independent director in accordance with the published listing requirements of NASDAQ.

Page 49 of 52

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by our independent registered public accounting firm, Ramirez Jimenez International CPAs, for the years ended December 31, 2021 and 2020 were:

	2021	2020
Audit Fees	$53,186	$22,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$53,186	$22,000

The Audit Fees for the years ended December 31, 2021, and 2020 were for services rendered for audits and quarterly reviews of our consolidated financial statements, consents and assistance with review of documents filed with the SEC.

The Audit-Related Fees for the years ended December 31, 2021 and 2020 were for services rendered for due diligence related to acquisitions and dispositions and employee benefit plan audits and compilations.

The Tax Fees for the years ended December 31, 2021 and 2020 were for professional services related to tax return preparation and review, tax audit assistance, tax planning and tax advice.

All Other Fees for services rendered the years ended December 31, 2021 and 2020 were for miscellaneous services rendered.

We do not currently have any committees of the Board, as we only have one director.

Page 50 of 52

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The financial statements filed as part of this report are listed in the index to financial statements at the beginning of this document.

(a) (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or the notes thereto.

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. See (b) Exhibits, which follows.

(b) Exhibits.

Exhibit Number	Description of Document

3.1*	Articles of Incorporation of VoiceStep Telecom, LLC dated January 27, 2005.

3.2*	Articles of Incorporation of the Company dated April 3, 2014.

3.4*	Certificate of Amendment to the Articles of Incorporation of the Company dated May 1, 2014.

3.5*	Bylaws of the Company.

10.1*	Membership Interest Purchase Agreement between Mark Wehberg and Tan Tran dated January 22, 2014.

10.2*	Contribution Agreement between the Company and Tan Tran dated April 3, 2014.

10.3*	Note Agreement between the Company and Chopp, Inc. dated July 17, 2018.

10.4*	Note Cancellation Agreement between the Company and Chopp. Inc. dated June 27, 2019.

10.5*	Definitive Agreement between the Company, eLoan Joint Stock Company, eLoan Qualified Shareholders, eLoan Holdings Vietnam Joint Stock Company and Directus Holdings, Inc. dated July 10, 2018.

10.6*	Investment Agreement (short form) between the Company, eLoan Joint Stock Company and the eLoan Qualified Shareholders dated January 26, 2018.

10.7*	Loan Agreement between the Company and Fvndit, Inc. dated August 9, 2019.

10.8*	Form of VoiceStep Business Communications Service Agreement.

10.9**	Loan Agreement between the Company and Mr. Tan Tran dated August 6, 2021.

21.1	List of subsidiaries of the Company

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference to an exhibit to our Form 10 filed with the SEC on April 9, 2021.

** Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on August 12, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

Page 51 of 52

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEMANTI GROUP, INC.

Dated: March 24, 2022	By:	/s/ Tan Tran
Tan Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tan Tran
Title:	Director
Date:	March 24, 2022

Page 52 of 52