Form 10-Q
period 2022-03-31
Vemanti Group, Inc.
filed 2022-05-16
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, the registrant had 71,704,004 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 (UNAUDITED)

 VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$534,787	$295,937
Accounts receivable	1,407	4,415
Due from Fvndit, Inc.	25,142	25,142
Digital assets	6,107	6,107
Total current assets	567,443	331,601

Equipment, net	448	632
Other assets	296,405	296,405
TOTAL ASSETS	$864,296	$628,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,183	$4,502
Accrued expenses	279,815	427,293
Loan from stockholder	125,000	125,000
Total current liabilities	414,998	556,795

TOTAL LIABILITIES	414,998	556,795

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 71,519,830 and 70,404,086 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	7,151	7,040
Additional paid-in capital	4,018,669	3,344,890
Accumulated deficit	(3,580,522)	(3,284,087)
Total stockholders' equity	449,298	71,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$864,296	$628,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the three months ended March 31,
	2022	2021

Sales	$37,600	$36,243
Cost of sales	5,521	5,403
Gross margin	32,079	30,840

Operating expenses:
General and administrative expenses	328,950	99,156
Total operating expenses	328,950	99,156
Loss from operations	(296,871)	(68,316)

Other income (expense):
Other income	621	-
Other expense	(185)	-
Unrealized loss	-	(1,651)
Total other income (expense)	436	(1,651)

Loss before provision for income taxes	(296,435)	(69,967)

Provision (credit) for income taxes	-	-

Net loss	$(296,435)	$(69,967)

Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	$70,953,905	$69,154,308
Diluted	$70,953,905	$69,154,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ending March 31, 2022	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843
Stock issued for cash	-	-	631,530	63	337,437	-	337,500
Stock issued for professional services	-	-	484,214	48	336,342	-	336,390
Net loss	-	-	-	-	-	(296,435)	(296,435)
Balance, March 31, 2022	40,000,000	$4,000	71,519,830	$7,151	$4,018,669	$(3,580,522)	$449,298

Three months ending March 31, 2021	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,658,963)	$566,955
Stock issued for cash	-	-	380,000	38	264,962	-	265,000
Net loss	-	-	-	-	-	(69,967)	(69,967)
Balance, March 31, 2021	40,000,000	$4,000	69,364,086	$6,936	$2,479,982	$(1,728,930)	$761,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(296,435)	$(69,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss from investment in Fvndit	-	1,651
Depreciation and amortization	184	185
Stock-based compensation	188,912	-

Changes in assets and liabilities:
Accounts receivable	3,008	-
Accounts payable	5,681	6,689
Other current assets	-	(644)
Deferred revenues	-	(613)
Net cash used in operating activities	(98,650)	(62,873)

Cash flows from investing activities:
Purchase of digital assets	-	(10,000)
Net cash used in investing activities	-	(10,000)

Cash flows from financing activities:
Issuance of common stock for cash	337,500	265,000
Net cash provided by financing activities	337,500	265,000

Net increase in cash	238,850	192,127

Cash, beginning of the period	295,937	243,494
Cash, end of the period	$534,787	$435,621

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022 and notes thereto. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s consolidated financial statements relate to allowances for doubtful accounts, valuations for deferred income taxes and recoverability of investments.

Reclassification

Certain amounts reported in the prior year condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, VoiceStep and Vemanti Digital. All significant intercompany transactions and balances have been eliminated. On March 1, 2022, a resolution was approved by the Board of Directors to dissolve Vemanti Digital Ltd. On April 28, 2022, Vemanti Digital was formally dissolved.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, allowances for doubtful accounts, valuations for deferred income taxes and recoverability of investments. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2022, and December 31, 2021, the Company had no cash equivalents.

Accounts Receivables

The Company regularly reviews its accounts receivables for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.

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

Equipment

Equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Software licenses	5 years
Computer equipment	5 years

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review at March 31, 2022, and March 31, 2021, the Company believes there was no impairment of its long-lived assets.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At March 31, 2022 and December 31, 2021, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition., and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021.  At March 31, 2022, there is no material impact on the Company’s financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years.  At March 31, 2022, there is no material impact on the Company’s financial statement and disclosures.

NOTE 2 – Digital Assets

The following represents the change in digital assets:

	March 31, 2022	December 31, 2021
Cryptocurrencies
Beginning balance	$6,107	$-
Purchase of cryptocurrencies	-	10,000
Impairment	-	(3,893)
Ending balance	$6,107	$6,107

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

Equity Commitment Agreement

On March 11, 2022, the Company entered into an Equity Investment Agreement (the "Agreement”) with Alpha Sigma Capital Fund, LP ("Alpha Sigma Capital” or "ASC”), a pioneering digital asset fund focused on the blockchain economy and the shift to a decentralized Web3 infrastructure. The Agreement outlines an investment structure of up to $2M USD from ASC into the Company, allowing the Company to immediately accelerate its business initiatives with PVcomBank under its 10-year partnership agreement. Also, on March 15, 2022, the Company received a Put Notice of $200,000 from ASC for which it issued 381,530 shares of common stock and a warrant allowing the investor to purchase up to $200,000 in common stock until its expiration under the terms described in the Agreement.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both March 31, 2022, and December 31, 2021, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At March 31, 2022, and December 31, 2021, the Company had 71,519,830 shares and 70,404,086 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company issued 631,530 shares of its common stock for cash of $337,500, and 484,214 shares of its common stock valued at $336,390 to consultants in exchange for professional services.

Stock Incentive Plan

On March 25, 2015, the Company adopted a stock incentive plan. This plan allows the Board of Directors to issue up to 5,000,000 shares of common stock to employees, directors, or consultants of the Company or its affiliates under terms determined by the Board of Directors. This plan automatically terminates ten years from its date of adoption. As of the date of this report, no stock has been issued under this plan.

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

There are no issued or outstanding RSAs.  The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the period ended March 31, 2022:

RSUs
	As of March 31, 2022		As of March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, as of December 31, 2021, and 2020	3,093,000	$0.47	600,000	$0.40
Granted	300,000	$0.81	2,400,000	$0.38
Vested	(550,000)	$0.65	(225,000)	$0.28
Forfeited	(200,000)	$0.99	-	$0.00
Non-vested as of March 31, 2022, and 2021	2,643,000	$0.43	2,775,000	$0.40

As of March 31, 2022, there was $1,322,765 of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 3 years.  The 2,643,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $2,160,652 and a weighted average remaining contractual term of 2.42 years.

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

This investment has been accounted for under the cost method of accounting since March 16, 2021. As of March 31, 2022, and December 31, 2021, this investment had a balance of $296,405 and is reflected in other assets on the accompanying condensed consolidated balance sheets.

NOTE 5 – Related Party Transactions

Since 2019, the Company has paid for some administrative expenses on behalf of Fvndit. The balance of those payments was $25,142 on December 31, 2021, and $25,142 on March 31, 2022, and are recorded as Due from Fvndit, Inc. on the accompanying condensed consolidated balance sheets.

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments was $15,364 in 2021 and $3,413 for the three months ended March 31, 2022.  Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.  No other payments were made to the CEO in 2021 or for the three months ended March 31, 2022.

The Company pays a member of the CEO’s family for technical services. The total of those payments was $53,500 in 2021, and $15,282 during the three months ended March 31, 2022. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance.

NOTE 6 – Commitments and Contingencies

Legal Proceedings

On June 29, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019, by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. As of the date of this Quarterly Report, the Complaint is pending.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through May 13, 2022, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since March 31, 2022, that require recognition or disclosure in the consolidated financial statements except as follows:

From April 1, 2022, to May 13, 2022, the Board authorized the issuance of 184,174 common shares in exchange for consulting services rendered to the Company.

On April 15, 2022 the Company entered into an agreement with a consultant that granted 15,000 shares in exchange for services rendered to the Company.

On May 3, 2022, the Company made the decision to divest of its investment in Fvndit, Inc. and has begun the process to complete that transaction.  It is expected to complete the divestiture in the second quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Overview

Vemanti, incorporated on April 3, 2014 under the laws of the State of Nevada, is a financial technology (fintech) company that seeks to generate revenues in the emerging markets of Vietnam and Southeast Asia. In particular, we intend to focus our future product and business development on digital banking platforms, fintech, and on applications using disruptive technologies aimed at making credit simpler and easier to access for small to medium enterprises (“SMEs”) in our target markets.

Through our wholly-owned subsidiary, VoiceStep, we provide a one-stop solution with regard to business-class VoIP services to our SME customers in the United States. We also have 18.6% ownership interest in Fvndit which, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam.

We began generating revenue from the sales of our VoiceStep products since its inception in 2014, but have incurred significant net losses since 2015.

For the three months ended March 31, 2022, and 2021, we recognized approximately $37,600 and $36,243, respectively, in sales, and no interest income in either period. For the three months ended March 31, 2022, and 2021, we also recorded an unrealized loss of $0, and $1,651, respectively, on our investment in Fvndit. For the three-month period ended March 31, 2022, and 2021, we incurred a net loss of $296,435 and $69,967, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $98,650 and had a net loss from operations of $296,871 and an accumulated deficit of $3,580,522 for the three months ended March 31, 2022.

While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will be successful or that our cash position will be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our Company. Accordingly, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location/

Recent Developments

PVcomBank Platform Agreement

On March 14 2022, we entered into a master Digital Banking Platform Agreement with PVcomBank (the “Platform Agreement”) under which Vemanti agreed to partner with PVcomBank in designing, developing, and delivering a digital-only banking platform (the “Platform”) for accessing PVcomBank’s products and services to SMEs in Vietnam.  The specific products and services to be provided through the Platform, as well as the terms of the agreement, including the distribution of revenues derived from each such product or service, are to be specified in annexes to the Platform Agreement (of which none have been entered into as of the date of this Quarterly Report).

Through the Platform Agreement and our collaboration with PVcomBank, Vemanti intends to utilize PVcomBank’s banking expertise and existing core banking system to connect SMEs in Vietnam with an innovative digital-only banking solution. As part of this new model, we plan to develop and utilize a Vemanti-branded platform to allow customers to sign up for accounts and get access to services entirely online, while still having the option of visiting a convenient PvcomBank branch location if needed. We intend for customers using our Platform to have SME-tailored banking services and financial products of PVcomBank and eventually will be able to seamlessly integrate them into their business operations using API-based third-party accounting software.

As of the date of this Quarterly Report, we are actively working with PVcomBank to develop and launch the first product which is expected to be a short-term working capital loan program specifically designed for small to medium enterprises in Vietnam. PVcomBank will underwrite the loans while our Platform will provide the sales channel, generating leads and qualifying customers.

Dissolution of Vemanti Digital

On April 28, 2022, we formally dissolved our wholly owned subsidiary Vemanti Digital, Ltd. (“Vemanti Digital”).  Through Vemanti Digital, we had planned to work on an ERC-20 USD-backed stablecoin (“USDV”) that would have been issued for and backed by the US Dollar on a 1:1 basis. Due to the current lack of a clear legal framework specific to stablecoins, the Company did not foresee an unhindered path for USDV to become commercially available and widely adopted in any jurisdiction without regulatory and compliance risks and thus decided to end the USDV project.  As of February 22, 2022, the Company has terminated its agreements with Stably and FDT, and all USDV tokens have been burned.

Alpha Sigma Capital Investment Agreement

On March 11, 2022, the Company entered into an Equity Investment Agreement (the "Agreement”) with Alpha Sigma Capital Fund, LP, a Delaware limited partnership ("Alpha Sigma Capital” or "ASC”), pursuant to which the ASC has the right to require the Company to sell it up to $2,000,000 in shares of its common stock (the “Put Shares”), subject to certain limitations. ASC was also issued a common stock purchase warrant (the “Warrant”) pursuant to which ASC shall have the right to purchase the same number of put shares that ASC purchases at an exercise price that is equal to the price of the Put Shares. On March 15, 2022, the Company received a Put Notice of $200,000 from ASC for which it issued 381,530 shares of common stock and a warrant allowing the investor to purchase up to $200,000 in common stock until its expiration under the terms described in the Agreement.

Results of Operations

The three months ended March 31, 2022, compared to the three months ended March 31, 2021

	2022	2021
	Amount	Amount
Sales	$37,600	$36,243
Cost of sales	$5,521	$5,403
Gross margin	$32,079	$30,840
Total other income (expense) net	$436	$(1,651)
Total operating expenses	$328,950	$99,156
Income taxes	$-	$-
Net loss	$(296,435)	$(69,967)

Revenues

Revenues were $37,600 for the three months ended March 31, 2022, an increase of $1,357 or 4%, compared to $36,243 in the same period of last year. The increase was mainly due to slightly higher call usage.

Gross Profit and Gross Profit Margin

Gross profit was $32,079 for the three months ended March 31, 2022, compared to $30,840 in the same period of 2021. Our gross profit margin as a percentage of sales remained unchanged or the three months ended March 31, 2022.

General and Administrative Expenses

General and administrative (G&A) expenses were $328,950 for the three months ended March 31, 2022, compared to $99,156 for the same period in 2021, representing an increase of 232%, or $229,794.  The increase was mainly due to the expenses and stock-based compensation paid to outside consultants and contractors related to the Company’s development and investment in its digital banking initiative and partnership with PVcom Bank combined with the dissolution of Vemanti Digital and the discontinuation of the Vemanti Dollar (“USDV”).

Operating Loss

Total operating loss was $296,871 for the three months ended March 31, 2022, compared to $68,316 in the same period of 2021, representing an increase of $228,555 or 335%%. The increase was mainly due to increased expenses and stock-based compensation paid to outside consultants and contractors related to the development and investment the Company’s digital banking initiative and partnership with PVcom Bank combined with the dissolution of Vemanti Digital and the discontinuation of USDV.

As of March 31, 2022, and 2021, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2022, and December 31, 2021.  The 2018 to 2021 tax years are still subject to federal audit. The 2017 to 2021 tax years are still subject to state audit.

The Company had $2,679,077 and $1,132,304 of net operating loss carryforwards available as of December 31, 2021, and 2020, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $296,435 for the three months ended March 31, 2022, compared to a net loss of $69,967 for the same period in 2021.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

Item	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$98,650	$62,873
Net cash used in investing activities	-	10,000
Net cash provided by financing activities	337,500	265,000
Net increase in cash	238,850	192,127
Cash at the beginning of period	295,937	243,494
Cash at the end of period	$534,787	$435,621

Operating Activities

Net cash used in operating activities was $98,650 for the three months ended March 31, 2022, as compared to $62,873 used in operating activities for the three months ended March 31, 2021, primarily due to the net losses incurred.

Investing Activities

There was no net cash used in investing activities for the three months ended March 31, 2022, compared to net cash used in investing activities of $10,000 for the purchase of a cryptocurrency for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $337,500 for the three months ended March 31, 2022, compared to $265,000 for the three months ended March 31, 2021.  The change was primarily due to the issuance of shares for cash.

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

Changes in Internal Controls Over Financial Reporting

Effective as of September 7, 2021, the Company’s Board of Directors approved the appointment of Stephen R. Jones as the Company’s Chief Financial Officer, replacing Tan Tran. Mr. Tran resigned as the Chief Financial Officer effective as of September 7, 2021, and will remain as the President, Chief Executive Officer, and director of the Company. The hiring of Mr. Jones allowed us to segregate duties of the Chief Financial Officer from the Chief Executive Officer.

Effective as of January 17, 2022, the Company hired a staff accountant to bring in-house the day-to-day accounting functions and handle the basic management reporting requirements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 25, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019, by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. As of the date of this Quarterly Report, the Complaint is pending.

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

VEMANTI GROUP INC.

Date: May 16, 2022	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer

