Form 10-Q
period 2022-06-30
Vemanti Group, Inc.
filed 2022-08-15
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2022

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

As of August 15, 2022, the registrant had 71,909,858 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

- 2 -

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

- 3 -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$435,840	$295,937
Accounts receivable	7,606	4,415
Due from Fvndit, Inc.	-	25,142
Digital assets	-	6,107
Total current assets	443,446	331,601

Equipment, net	261	632
Intangible assets	321,547	-
Other assets	-	296,405
TOTAL ASSETS	$765,254	$628,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,229	$4,502
Accrued expenses	342,832	427,293
Loan from stockholder	125,000	125,000
Total current liabilities	488,061	556,795

TOTAL LIABILITIES	488,061	556,795

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 71,704,004 and 70,404,086 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	7,170	7,040
Additional paid-in capital	4,110,840	3,344,890
Accumulated deficit	(3,844,817)	(3,284,087)
Total stockholders’ equity	277,193	71,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$765,254	$628,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales	$36,181	$37,684	$73,781	$73,927
Cost of sales	6,652	5,049	12,173	10,452
Gross margin	29,529	32,635	61,608	63,475

Operating expenses:
General and administrative expenses	293,824	471,591	622,774	570,747
Total operating expenses	293,824	471,591	622,774	570,747
Loss from operations	(264,295)	(438,956)	(561,166)	(507,272)

Other income (expense):
Other income	420	-	1,041	-
Other expense	(186)	(1,750)	(371)	(1,750)
Interest expense	(13)	-	(13)	-
Impairment of digital assets	-	(2,825)	-	(2,825)
Loss on sale of digital assets	(221)	-	(221)	-
Unrealized loss	-	-	-	(1,651)
Total other income (expense)	-	(4,575)	436	(6,226)

Loss before provision for income taxes	(264,295)	(443,531)	(560,730)	(513,498)

Provision for income taxes	-	800	-	800

Net loss	$(264,295)	$(444,331)	$(560,730)	$(514,298)

Loss per share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	71,683,540	69,541,308	71,319,834	69,347,898
Diluted	71,683,540	69,541,308	71,319,834	69,347,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
Three and six months ending March 31, 2022 and June 30, 2022	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843
Stock issued for cash	-	-	631,530	63	337,437	-	337,500
Stock issued for professional services	-	-	484,214	48	336,342	-	336,390
Net loss	-	-	-	-	-	(296,435)	(296,435)
Balance, March 31, 2022	40,000,000	$4,000	71,519,830	$7,151	$4,018,669	$(3,580,522)	$449,298

Stock issued for professional services	-	-	184,174	19	92,171	-	92,190
Net loss	-	-	-	-	-	(264,295)	(264,295)
Balance, June 30, 2022	40,000,000	$4,000	71,704,004	$7,170	$4,110,840	$(3,814,817)	$277,193

					Additional		Total
Three and six months ending March 31, 2021 and June 30, 2021	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,658,963)	$566,955
Stock issued for cash	-	-	380,000	38	264,962	-	265,000
Net loss	-	-	-	-	-	(69,967)	(69,967)
Balance, March 31, 2021	40,000,000	$4,000	69,364,086	$6,936	$2,479,982	$(1,728,930)	$761,988

Stock issued for cash	-	-	175,000	18	148,982	-	150,000
Stock issued for professional services	-	-	150,000	15	151,485	-	151,500
Net loss	-	-				(444,331)	(444,331)
Balance, June 30, 2021	40,000,000	$4,000	69,689,086	$6,969	$2,781,449	$(2,173,261)	$619,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(560,730)	$(514,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss from investment in Fvndit	-	1,651
Impairment of digital asset	-	2,825
Loss on sale of digital assets	221	-
Depreciation and amortization	371	371
Stock-based compensation	344,119	151,500

Changes in assets and liabilities:
Accounts receivable	(3,191)	(2,757)
Accounts payable	15,727	9,090
Other current assets	-	(644)
Accrued expenses	-	156,375
Deferred revenues	-	(613)
Net cash used in operating activities	(203,483)	(196,500)

Cash flows from investing activities:
Sale (purchase) of digital assets	5,886	(10,000)
Net cash used in investing activities	5,886	(10,000)

Cash flows from financing activities:
Issuance of common stock for cash	337,500	415,000
Net cash provided by financing activities	337,500	415,000

Net increase in cash	139,903	208,500

Cash, beginning of the period	295,937	243,494
Cash, end of the period	$435,840	$451,994

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13	$-
Income tax	$-	$800

Supplemental disclosure of non-cash flow investing and financing activities:
Exchange of Due from Fvndit for intangible assets	$25,142	$-
Exchange of intangible assets for assets	$321,547	$-
Exchange of Investment in Fvndit for intangible assets	$296,405	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Registration Statement on Form S-1, which we filed with the Securities and Exchange Commission (“SEC”) on May 3, 2022, and notes thereto. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s consolidated financial statements relate to allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2022, and December 31, 2021, the Company had no cash equivalents.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2022, and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the condensed consolidated statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and consultants. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments and recognized as an expense over the requisite service period.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are no potentially dilutive securities outstanding during all periods presented.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, ”Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At June 30, 2022 and December 31, 2021, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition., and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022 and at June 30, 2022, there is no material impact on the Company’s financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at June 30, 2022, there is no material impact on the Company’s financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

NOTE 2 – Digital Assets

The following represents the change in digital assets:

	June 30, 2022	December 31, 2021
Cryptocurrencies
Beginning balance	$6,107	$-
Purchase (Sale) of cryptocurrencies	(6,107)	10,000
Impairment	-	(3,893)
Ending balance	$-	$6,107

The Company did not record fair value gains (losses) associated with its digital assets. Cryptocurrencies were classified as intangible assets, and the Company continuously tested these assets for impairment.

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

Equity Commitment Agreement

On March 11, 2022, the Company entered into an Equity Investment Agreement (the “Agreement”) with Alpha Sigma Capital Fund, LP (“Alpha Sigma Capital” or “ASC”). The Agreement outlines an investment structure of up to $2M from ASC into the Company, allowing the Company to immediately accelerate its business initiatives with PVcomBank under its 10-year partnership agreement. Also, on March 15, 2022, the Company received a Put Notice under this Agreement of $200,000 from ASC for which it issued 381,530 shares of common stock and a warrant allowing the investor to purchase up to $200,000 in common stock until its expiration under the terms described in the Agreement.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both June 30, 2022, and December 31, 2021, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At June 30, 2022, and December 31, 2021, the Company had 71,704,004 shares and 70,404,086 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2022, the Company issued 631,530 shares of its common stock for cash of $337,500, and 668,388 shares of its common stock valued at $428,580 to consultants in exchange for professional services.

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

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the period ended June 30, 2022:

	As of June 30, 2022		As of June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, as of December 31, 2021, and 2020	3,093,000	$0.47	600,000	$0.40
Granted	405,000	$0.78	2,700,000	$0.43
Vested	(797,500)	$0.60	(525,000)	$0.47
Forfeited	(290,000)	$0.80	-	$0.00
Non-vested as of June 30, 2022, and 2021	2,410,500	$0.44	2,775,000	$0.41

As of June 30, 2022, there was $1,264,003 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 3 years. The 2,410,500 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $866,333 and a weighted average remaining contractual term of 1.92 years.

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

On March 16, 2021, Tan Tran resigned as an Officer and Director of Fvndit. On that same date, Fvndit issued 2,500,000 shares of common stock to Thomas Duc Tran (unaffiliated with Tan Tran), and appointed him as the Chairman, CEO, President, Secretary, and Treasurer of Fvndit. The issuance raised the total number of Fvndit outstanding shares to 43,000,000. As a result, Mr. Tran and Vemanti together held 19.77% of total Fvndit outstanding shares.

On June 16, 2022, pursuant to the terms of a stock purchase agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock currently owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company. As a result of the sale, the Company no longer owns any shares of Fvndit.

This investment had been accounted for under the cost method of accounting since March 16, 2021. As of June 30, 2022, and December 31, 2021, this investment had a balance of $0 and $296,405, respectively, and is reflected in other assets on the accompanying condensed consolidated balance sheets.

NOTE 5 – Intangible Assets

On June 16, 2022, pursuant to the terms of a stock purchase agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock currently owned by the Company and certain accounts receivable that were due from Fvndit to the Company. As consideration for the sale of the shares and the accounts receivable to Fvndit, the Company acquired all rights to the documentation, copyrights, and proprietary information associated with Fvndit’s online investment marketplace business in Vietnam, the right to the name Fvndit, ownership of the “fvndit.com” domain name, and certain information related to Fvndit’s customers.

The change in the intangible assets has been summarized under the following table for the period ended June 30, 2022:

Intangible Assets	June 30, 2022	December 31, 2021

Beginning balance, December 31, 2021	$-	$-
Acquired intangible assets:
Proprietary Information	321,547	-
Ending balance, June 30, 2022	$321,547	$-

The proprietary information has a useful life of 10 years and is amortized accordingly.

NOTE 6 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments was $15,364 in 2021. For the three and six months ended June 30, 2022, the totals of those health insurance premiums were $5,283 and $8,696, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.  No other payments were made to the CEO in 2021 or for the six months ended June 30, 2021.

The Company pays a member of the CEO’s family for technical services. The total of those payments was $53,500 in 2021. For the three and six months ended June 30, 2022, the totals of those payments were $15,245 and $30,527, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2022 this loan’s maturity date was subsequently extended to August 5, 2023.

NOTE 7 – Commitments and Contingencies

Legal Proceedings

On June 29, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019, by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. On July 11, 2022, the Company has reached a legal settlement with the Defendants to have 3,090,000 of the Consulting Shares returned to the Company. The Consulting Shares will be cancelled upon receipt.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through August 15, 2022, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since June 30, 2022, that require recognition or disclosure in the consolidated financial statements except as follows:

On July 11, 2022, the Company reached a legal settlement with Messrs. Chenyuan Anthony Chen and Ang Hu regarding to the issuance of the Consulting Shares as compensation for certain consulting services to be performed by the Defendants.  The Defendants agreed to have 3,090,000 of the Consulting Shares returned to the Company.  The Consulting Shares will be cancelled upon receipt.

On July 29, 2022, the Board authorized the issuance of 205,854 common shares in exchange for consulting services rendered to the Company.

On August 5, 2022 the Company and CEO agreed to extend the $125,000 loan’s maturity date to August 5, 2023.

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

Until June 16, 2022, we also held an 18.6% ownership interest in Fvndit which, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam.  On June 16, 2022, the Company executed and consummated the transactions contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) entered into by and between the Company and Fvndit.  Pursuant to the terms of the Stock Purchase Agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock then owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company in consideration for certain assets of Fvndit related to providing a peer-to-peer investment marketplace in Vietnam that matches companies needing working capital funds with investors wishing to provide those funds. As a result of the sale, the Company no longer owns any shares of Fvndit, and no longer holds the securities of any other entity other than those of our wholly owned subsidiary, VoiceStep.

For the six months ended June 30, 2022, and 2021, we recognized approximately $73,781 and $73,927, respectively, in sales, and no interest income in either period. For the six months ended June 30, 2022, and 2021, we also recorded an unrealized loss of $0, and $1,651, respectively, on our former investment in Fvndit. For the six-month period ended June 30, 2022, and 2021, we incurred a net loss of $560,730 and $514,298, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $203,483 and had a net loss from operations of $561,166 and an accumulated deficit of $3,844,817 as of and for the six months ended June 30, 2022.

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

Recent Developments

Sale of Fvndit, Inc. Investment

On June 16, 2022, the Company executed and consummated the transactions contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) entered into by and between the Company and Fvndit, Inc., a Nevada corporation (“Fvndit”). Pursuant to the terms of the Stock Purchase Agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock, par value $0.0001 currently owned by the Company (the “Shares”) and certain accounts receivable of approximately $25,000 (the “Accounts Receivable”) that were due from Fvndit to the Company. As a result of the sale, the Company no longer owns any shares of Fvndit.

As consideration for the sale of the Shares and the Accounts Receivable to Fvndit, the Company acquired all rights to the documentation, copyrights, and proprietary information associated with Fvndit’s online investment marketplace business in Vietnam, the right to the name Fvndit, ownership of the “fvndit.com” domain name, and certain information related to Fvndit’s customers (collectively, the “Consideration”). Other than standard post-closing liabilities related to the Consideration, the Company assumed no liabilities of Fvndit, its business or any pre-closing liabilities related to the Consideration.

Results of Operations

The six months ended June 30, 2022, compared to the six months ended June 30, 2021

	2022	2021
	Amount	Amount
Sales	$73,781	$73,927
Cost of sales	$12,173	$10,452
Gross margin	$61,608	$63,475
Total other income (expense) net	$436	$(6,226)
Total operating expenses	$622,774	$570,747
Income taxes	$-	$-
Net loss	$(560,730)	$(514,298)

Revenues

Revenues were $73,781 for the six months ended June 30, 2022, which were relatively flat compared to $73,927 in the same period of last year.

Gross Profit and Gross Profit Margin

Gross profit was $61,608 for the six months ended June 30, 2022, compared to $63,475 in the same period of 2021. Our gross profit margin as a percentage of sales for the six months ended June 30, 2022, was 84%, compared to 86% for the same period in 2021.  The decrease was mainly due to an increase in the cost of sales for the services provided by our telecom providers.

General and Administrative Expenses

General and administrative (G&A) expenses were $622,774 for the six months ended June 30, 2022, compared to $570,747 for the same period in 2021, representing an increase of 9%, or $52,027.  The increase was mainly due to the increased cost of compensating consultants to assist with developing and launching the Company’s fintech initiatives.

Operating Loss

Total operating loss was $561,166 for the six months ended June 30, 2022, compared to $507,272 in the same period of 2021, representing an increase of $53,894 or 11%. The increase was mainly due to increased cost of compensating consultants to assist with developing and launching the Company’s fintech initiatives.

As of June 30, 2022, and 2021, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2022, and December 31, 2021.  The 2018 to 2021 tax years are still subject to federal audit. The 2017 to 2021 tax years are still subject to state audit.

The Company had $2,679,077 and $1,132,304 of net operating loss carryforwards available as of December 31, 2021, and 2020, respectively, for federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $560,730 for the six months ended June 30, 2022, compared to a net loss of $514,298 for the same period in 2021.

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

	2022	2021
	Amount	Amount
Sales	$36,181	$37,684
Cost of sales	$6,652	$5,049
Gross margin	$29,529	$32,635
Total other income (expense) net	$-	$(4,575)
Total operating expenses	$293,824	$471,591
Income taxes	$-	$-
Net loss	$(264,295)	$(444,331)

Revenues

Revenues were $36,181 for the three months ended June 30, 2022, a decrease of $1,503 or 4%, compared to $37,684 in the same period of last year. The decrease was mainly due to the loss of several customers.

Gross Profit and Gross Profit Margin

Gross profit was $29,529 for the three months ended June 30, 2022, compared to $32,635 in the same period of 2021. Our gross profit margin decreased approximately 10% for the three months ended June 30, 2022. The decrease was mainly due to the loss of several customers as well as an increase in the cost of sales due to cost increases from our telecom providers.

General and Administrative Expenses

General and administrative (G&A) expenses were $293,824 for the three months ended June 30, 2022, compared to $471,591 in the same period in 2021, representing a decrease of 38%, or $177,767.  The decrease was mainly due to lower consulting expenses paid for the fintech initiatives for the three months ended June 30, 2022, compared to the same period in 2021.

Operating Loss

Total operating loss was $264,295 for the three months ended June 30, 2022, compared to $438,956 in the same period of 2021, representing a decrease of $174,661 or 40%. The decrease was mainly due to lower consulting expenses paid for the fintech initiatives for the three months ended June 30, 2022, compared to the same period in 2021.

Net Income

As a result of the above factors, we had a net loss of $264,295 for the three months ended June 30, 2022, compared to net loss of $444,331 in 2021.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

Item	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$203,483	$196,500
Net cash (provided by) used in investing activities	(5,886)	10,000
Net cash provided by financing activities	337,500	415,000
Net increase in cash	139,903	208,500
Cash at the beginning of period	295,937	243,494
Cash at the end of period	$435,840	$451,994

Operating Activities

Net cash used in operating activities was $203,483 for the six months ended June 30, 2022, as compared to $196,500 used in operating activities for the six months ended June 30, 2021, primarily due to the net losses incurred.

Investing Activities

There was net cash provided by investing activities of $5,886 due to the sale of a cryptocurrency asset for the six months ended June 30, 2022, compared to net cash used in investing activities of $10,000 for the purchase of a cryptocurrency for the six months ended June 30, 2021.  As of May 26, 2022, we liquidated our investment in Bitcoin and we do not currently hold, nor do we intend to acquire or hold, digital assets in the future.

Financing Activities

Net cash provided by financing activities was $337,500 for the six months ended June 30, 2022, compared to $415,000 for the six months ended June 30, 2021.  The change was primarily due to the issuance of fewer shares for cash for the six months ended June 30, 2022, compared to the same period in 2021.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 25, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019, by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. On July 11, 2022, the Company has reached a legal settlement with the Defendants to have 3,090,000 of the Consulting Shares returned to the Company. Such shares will be cancelled upon receipt.

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

VEMANTI GROUP INC.

Date: August 15, 2022	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer

