Form 10-Q
period 2022-09-30
Vemanti Group, Inc.
filed 2022-11-14
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, the registrant had 69,351,709 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

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

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 (UNAUDITED)

- 4 -

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$318,485	$295,937
Accounts receivable	12,878	4,415
Prepaid expenses	233,905	-
Due from Fvndit, Inc.	-	25,142
Digital assets	-	6,107
Total current assets	565,268	331,601

Equipment, net	76	632
Intangible assets, net	313,508	-
Other assets	-	296,405
TOTAL ASSETS	$878,852	$628,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,973	$4,502
Accrued expenses	442,402	427,293
Loan from stockholder	125,000	125,000
Total current liabilities	576,375	556,795

TOTAL LIABILITIES	576,375	556,795

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 69,169,858 and 70,404,086 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	6,917	7,040
Additional paid-in capital	4,353,558	3,344,890
Accumulated deficit	(4,061,998)	(3,284,087)
Total stockholders’ equity	302,477	71,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$878,852	$628,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$35,099	$37,112	$108,880	$111,039
Cost of sales	5,229	5,804	17,402	16,256
Gross margin	29,870	31,308	91,478	94,783

Operating expenses:
General and administrative expenses	239,870	607,207	862,644	1,177,954
Total operating expenses	239,870	607,207	862,644	1,177,954
Loss from operations	(210,000)	(575,899)	(771,166)	(1,083,171)

Other income (expense):
Other income	1,062	-	2,103	-
Other expense	(185)	-	(556)	(1,750)
Goodwill amortization	(8,039)	-	(8,039)	-
Interest expense	(19)	-	(32)	-
Impairment of digital assets	-	(1,068)	-	(3,893)
Loss on sale of digital assets	-	-	(221)
Unrealized loss	-	-	-	(1,651)
Total other income (expense)	(7,181)	(1,068)	(6,745)	(7,294)

Loss before provision for income taxes	(217,181)	(576,967)	(777,911)	(1,090,465)

Provision for income taxes	-	820	-	1,620

Net loss	$(217,181)	$(577,787)	$(777,911)	$(1,092,085)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic	69,179,880	69,844,086	70,617,169	69,513,976
Diluted	69,179,880	69,944,086	70,617,169	69,513,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ending March 31, 2022, June 30, 2022, and September 30, 2022	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843
Stock issued for cash	-	-	631,530	63	337,437	-	337,500
Stock issued for professional services	-	-	484,214	48	336,342	-	336,390
Net loss	-	-	-	-	-	(296,435)	(296,435)
Balance, March 31, 2022	40,000,000	$4,000	71,519,830	$7,151	$4,018,669	$(3,580,522)	$449,298

Stock issued for professional services	-	-	184,174	19	92,171	-	92,190
Net loss	-	-	-	-	-	(264,295)	(264,295)
Balance, June 30, 2022	40,000,000	$4,000	71,704,004	$7,170	$4,110,840	$(3,844,817)	$277,193

Stock issued for professional services			555,854	56	242,409		242,465
Stock cancelled	-	-	(3,090,000)	(309)	309	-	-
Net loss	-	-	-	-	-	(217,181)	(217,181)
Balance, September 30, 2022	40,000,000	$4,000	69,169,858	$6,917	$4,353,558	$(4,061,998)	$302,477

 VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ending March 31, 2021, June 30, 2021, and September 30, 2021	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,658,963)	$566,955
Stock issued for cash	-	-	380,000	38	264,962	-	265,000
Net loss	-	-	-	-	-	(69,967)	(69,967)
Balance, March 31, 2021	40,000,000	$4,000	69,364,086	$6,936	$2,479,982	$(1,728,930)	$761,988

Stock issued for cash	-	-	175,000	18	148,982	-	150,000
Stock issued for professional services	-	-	150,000	15	151,485	-	151,500
Net loss	-	-				(444,331)	(444,331)
Balance, June 30, 2021	40,000,000	$4,000	69,689,086	$6,969	$2,781,449	$(2,173,261)	$619,157

Stock issued for professional services	-	-	225,000	22	156,353	-	156,375
Net loss	-	-				(577,787)	(577,787)
Balance, September 30, 2021	40,000,000	$4,000	69,914,086	$6,991	$2,937,802	$(2,751,048)	$197,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(777,911)	$(1,092,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss from investment in Fvndit	-	1,651
Impairment of digital asset	-	3,893
Amortization of intangible assets	8,039	-
Depreciation	556	556
Loss on sale of digital assets	221	-
Stock-based compensation	686,154	307,875

Changes in assets and liabilities:
Accounts receivable	(8,463)	115
Due from Fvndit	-	(644)
Prepaid expenses	(233,905)	-
Accounts payable	4,471	13,263
Other current assets	-	(644)
Accrued expenses	-	420,300
Deferred revenues	-	(613)
Net cash used in operating activities	(320,838)	(345,689)

Cash flows from investing activities:
Sale (purchase) of digital assets	5,886	(10,000)
Net cash provided by (used in) investing activities	5,886	(10,000)

Cash flows from financing activities:
Loan from stockholder	-	125,000
Issuance of common stock for cash	337,500	415,000
Net cash provided by financing activities	337,500	540,000

Net increase in cash	22,548	184,311

Cash, beginning of the period	295,937	243,494
Cash, end of the period	$318,485	$427,805

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$32	$-
Income tax	$-	$1,620

Supplemental disclosure of non-cash flow investing and financing activities:
Exchange of Due from Fvndit for intangible assets	$25,142	$-
Receipt of intangible assets for assets	$321,547	$-
Exchange of other assets for intangible assets	$296,405	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Registration Statement on Form S-1, which we filed with the Securities and Exchange Commission (“SEC”) on May 3, 2022, and notes thereto. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets and intangible assets.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets and intangible assets. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2022, and December 31, 2021, the Company had no cash equivalents.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review at September 30, 2022, and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the condensed consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and consultants. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments and recognized as an expense over the requisite service period.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At September 30, 2022 and December 31, 2021, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition., and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021.  This guidance was adopted on January 1, 2022, and at September 30, 2022, there is no material impact on the Company’s consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years.  This guidance was adopted on January 1, 2022, and at September 30, 2022, there is no material impact on the Company’s consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

NOTE 2 – Digital Assets

The following represents the change in digital assets:

	September 30, 2022	December 31, 2021
Cryptocurrencies
Beginning balance	$6,107	$-
Purchase (sale) of cryptocurrencies	(6,107)	10,000
Impairment	-	(3,893)
Ending balance	$-	$6,107

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

Equity Commitment Agreement

On March 11, 2022, the Company entered into an Equity Investment Agreement (the “Equity Agreement”) with Alpha Sigma Capital Fund, LP (“Alpha Sigma Capital” or “Alpha”). The Equity Agreement outlines an investment structure of up to $2M from Alpha into the Company, allowing the Company to immediately accelerate its business initiatives with PVcomBank under its 10-year partnership agreement. On March 15, 2022, the Company received a Put Notice under this Equity Agreement of $200,000 from Alpha for which it issued 381,530 shares of common stock and a warrant allowing the investor to purchase up to $200,000 in common stock until its expiration under the terms described in the Equity Agreement.

On August 24, 2022, the Company engaged Network 1 Financial Securities, Inc. to act as its exclusive financial advisor on a capital raise of up to twenty million ($20,000,000) and its up list to the NASDAQ or NYSE.  As part of the agreement, the Company will pay a non-refundable equity fee (the “Advisory Fee”) of seven hundred and fifty thousand shares (750,000) shares of common stock of the Company deliverable at the time of signing this engagement agreement and two hundred and fifty thousand (250,000) shares of common stock of the Company deliverable ninety (90) days after signing the engagement agreement.  As an additional compensation for Network 1’s services, the Company shall issue Network 1 at each closing, cashless warrants the number of shares of common stock of the Company equal to eight percent (8.0%) of the aggregate number of shares of common stock sold in each placement.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both September 30, 2022, and December 31, 2021, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At September 30, 2022, and December 31, 2021, the Company had 69,169,858 shares and 70,404,086 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2022, the Company issued 631,530 shares of its common stock for cash of $337,500, and 1,224,242 shares of its common stock valued at $671,045 to consultants in exchange for professional services.

On July 11, 2022, the Company reached a legal settlement with Messrs. Chenyuan Anthony Chen and Ang Hu regarding to the issuance of consulting shares as compensation for certain consulting services to be performed by the defendants.  The Defendants agreed to have 3,090,000 of the Consulting Shares returned to the Company and the Company cancelled those shares.

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

There are no issued or outstanding RSAs.  The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended September 30, 2022 and 2021:

	As of September 30, 2022		As of September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, as of December 31, 2021, and 2020	3,093,000	$0.47	600,000	$0.40
Granted	1,405,000	$0.47	3,960,000	$0.52
Vested	(1,795,000)	$0.48	(562,000)	$0.50
Forfeited	(365,000)	$0.71	-	$0.00
Non-vested as of September 30, 2022, and 2021	2,338,000	$0.43	3,998,000	$0.50

As of September 30, 2022, there was $1,462,555 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 2 years.  The 2,338,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $450,065 and a weighted average remaining contractual term of 1.57 years.

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

On June 16, 2022, pursuant to the terms of a stock purchase agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock currently owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company. As a result of the sale, the Company no longer owns any shares of Fvndit (see note 5).

As of September 30, 2022, and December 31, 2021, this investment had a balance of $0 and $296,405, respectively, and is reflected in other assets on the accompanying condensed consolidated balance sheets.

NOTE 5 – Intangible Assets

On June 16, 2022, pursuant to the terms of a stock purchase agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock currently owned by the Company and certain accounts receivable that were due from Fvndit to the Company.  As consideration for the sale of the shares and the accounts receivable to Fvndit, the Company acquired all rights to certain proprietary information and copyrights associated with Fvndit’s online investment marketplace business in Vietnam, the right to the name Fvndit, ownership of the “fvndit.com” domain name, and certain information related to Fvndit’s customers.

The change in the intangible assets has been summarized under the following table for the nine months period ended September 30, 2022:

Intangible Assets	September 30, 2022	December 31, 2021

Beginning balance	$-	$-
Acquired intangible assets:
Proprietary Information	321,547	-
Impairment	-
Amortization	(8,039)
Ending balance	$313,508	$-

The proprietary information has a useful life of 10 years and is amortized accordingly.

NOTE 6 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments was $15,364 in 2021. For the three and nine months ended September 30, 2022, the totals of those health insurance premiums were $ 3,842 and $12,538, respectively.  Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.  No other payments were made to the CEO in 2021 or for the nine months ended September 30, 2022.

The Company pays a member of the CEO’s family for technical services. The total of those payments was $53,500 in 2021. For the three and nine months ended September 30, 2022, the totals of those payments were $15,395 and $45,922, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2022, this loan’s maturity date was extended to August 5, 2023.

NOTE 7 – Commitments and Contingencies

Legal Proceedings

On June 29, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019, by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees.  On July 11, 2022, the Company reached a legal settlement with the Defendants to have 3,090,000 of the Consulting Shares returned to the Company. The Consulting Shares have been cancelled as of September 29, 2022.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2022, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since September 30, 2022, that require recognition or disclosure in the consolidated financial statements except as follows:

On October 20, 2022, the Board authorized the issuance of 181,851 common shares in exchange for consulting services rendered to the Company.

On November 7, 2022, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), dated as of October 25, 2022, with Jefferson Street Capital LLC (“Jefferson”), a New Jersey limited liability company. Pursuant to the Equity Financing Agreement, Jefferson agreed to purchase up to $10 million shares of the Company’s common stock, par value $0.0001 per share, over the course of twenty-four (24) months following the effectiveness of the Company’s registration statement (the “Effective Date”) registering such shares. Concurrently with the execution and delivery of the Equity Financing Agreement, the Company and Jefferson entered into a registration rights agreement, pursuant to which the Company agreed to use commercially reasonable best efforts to file a registration statement with the SEC registering the shares issued pursuant to the Equity Financing Agreement no later than 30 calendar days and have it declared effective no more than 90 calendar days after the filing.

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

For the nine months ended September 30, 2022, and 2021, we recognized approximately $108,880 and $111,039, respectively, in sales, and no interest income in either period. For the nine months ended September 30, 2022, and 2021, we also recorded an unrealized loss of $0, and $1,651, respectively, on our former investment in Fvndit. For the nine-month period ended September 30, 2022, and 2021, we incurred a net loss of $777,911 and $1,092,085, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $320,838 and had a net loss from operations of $777,911 and an accumulated deficit of $4,061,998 as of and for the nine months ended September 30, 2022.

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

Recent Developments

Sale of Fvndit, Inc. Investment

On June 16, 2022, the Company executed and consummated the Stock Purchase Agreement entered into by and between the Company and Fvndit, Inc., a Nevada corporation (“Fvndit”). Pursuant to the terms of the Stock Purchase Agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock, par value $0.0001 currently owned by the Company (the “Shares”) and certain accounts receivable of approximately $25,000 (the “Accounts Receivable”) that were due from Fvndit to the Company. As a result of the sale, the Company no longer owns any shares of Fvndit.

As consideration for the sale of the shares and the accounts receivable to Fvndit, the Company acquired certain proprietary information and copyrights associated with Fvndit’s online investment marketplace business in Vietnam, the right to the name Fvndit, ownership of the “fvndit.com” domain name, and certain information related to Fvndit’s customers (collectively, the “Consideration”). Other than standard post-closing liabilities related to the Consideration, the Company assumed no liabilities of Fvndit, its business or any pre-closing liabilities related to the Consideration.

Jefferson Street Capital Equity Financing Agreement

On November 7, 2022, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), dated as of October 25, 2022, with Jefferson Street Capital LLC (“Jefferson”), a New Jersey limited liability company. Pursuant to the Equity Financing Agreement, Jefferson agreed to purchase up to $10 million shares of the Company’s common stock, par value $0.0001 per share, over the course of twenty-four (24) months following the effectiveness of the Company’s registration statement (the “Effective Date”) registering such shares. Concurrently with the execution and delivery of the Equity Financing Agreement, the Company and Jefferson entered into a registration rights agreement, pursuant to which the Company agreed to use commercially reasonable best efforts to file a registration statement with the SEC registering the shares issued pursuant to the Equity Financing Agreement no later than 30 calendar days and have it declared effective no more than 90 calendar days after the filing.“”“”

Results of Operations

The nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

	2022	2021
	Amount	Amount
Sales	$108,880	$111,039
Cost of sales	$17,402	$16,256
Gross margin	$91,478	$94,783
Total other expense net	$6,745	$7,294
Total operating expenses	$862,644	$1,177,954
Income taxes	$-	$1,620
Net loss	$777,911	$1,092,085

Revenues

Revenues were $108,880 for the nine months ended September 30, 2022, a decrease of $2,159 or 2%, compared to $111,039 in the same period of last year. The decrease was mainly due to the loss of a customer and account credit applied to several customers for reduction in service.

Gross Profit and Gross Profit Margin

Gross profit was $91,478 for the nine months ended September 30, 2022, compared to $94,783 in the same period of 2021. Our gross profit margin as a percentage of sales for the nine months ended September 30, 2022, was 84%, compared to 85% for the same period in 2021, essentially remaining constant.

General and Administrative Expenses

General and administrative (G&A) expenses were $862,644 for the nine months ended September 30, 2022, compared to $1,177,954 for the same period in 2021, representing a decrease of 27%, or $315,310.  The decrease was mainly due to lower consulting fees as the Company exited from its stable coin project due to the lack of regulatory framework for crypto currencies.

Operating Loss

Total operating loss was $771,166 for the nine months ended September 30, 2022, compared to $1,083,171 in the same period of 2021, representing a decrease of 29%, or $312,005.  The decrease was mainly due to the reduction of general and administrative (G&A) expenses.

As of September 30, 2022, and 2021, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2022, and December 31, 2021.  The 2018 to 2021 tax years are still subject to federal audit. The 2017 to 2021 tax years are still subject to state audit.

The Company had $2,679,077 and $1,132,304 of net operating loss carryforwards available as of December 31, 2021, and 2020, respectively, for federal and state tax purposes. The federal net operating loss carryforwards do not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $777,911 for the nine months ended September 30, 2022, compared to a net loss of $1,092,085 for the same period in 2021.

The three months ended September 30, 2022, compared to the three months ended September 30, 2021

	2022	2021
	Amount	Amount
Sales	$35,099	$37,112
Cost of sales	$5,229	$5,804
Gross margin	$29,870	$31,308
Total other expense net	$7,181	$1,068
Total operating expenses	$239,870	$607,207
Income taxes	$-	$820
Net loss	$217,181	$577,787

Revenues

Revenues were $35,099 for the three months ended September 30, 2022, a decrease of $2,013 or 5%, compared to $37,112 in the same period of last year. The decrease was mainly due to the loss of a customer and account credit applied to several customers for reduction in service.

Gross Profit and Gross Profit Margin

Gross profit was $29,870 for the three months ended September 30, 2022, compared to $31,308 in the same period of 2021. Our gross profit margin increased approximately 1% for the three months ended September 30, 2022. The decrease was mainly due to the loss of a customer and account credit applied to several customers for reduction in service.

General and Administrative Expenses

General and administrative (G&A) expenses were $239,870 for the three months ended September 30, 2022, compared to $607,207 in the same period in 2021, representing a decrease of 61%, or $367,337.  The decrease was mainly due to lower consulting fees as the Company exited from its stable coin project due to the lack of regulatory framework for crypto currencies.

Operating Loss

Total operating loss was $210,000 for the three months ended September 30, 2022, compared to $575,899 in the same period of 2021, representing a decrease of $365,899 or 64%. The decrease was mainly due to the reduction of general and administrative (G&A) expenses.

Net Income

As a result of the above factors, we had a net loss of $217,181 for the three months ended September 30, 2022, compared to net loss of $577,787 for the same period in 2021.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

Item	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$320,838	$345,689
Net cash provided by (used in) investing activities	5,886	(10,000)
Net cash provided by financing activities	337,500	540,000
Net increase in cash	22,548	184,311
Cash at the beginning of period	295,937	243,494
Cash at the end of period	$318,485	$427,805

Operating Activities

Net cash used in operating activities was $320,838 for the nine months ended September 30, 2022, as compared to $345,689 used in operating activities for the nine months ended September 30, 2021, a decrease primarily due to the reduction of cash operating expenses.

Investing Activities

There was net cash provided by investing activities of $5,886 for the nine months ended September 30, 2022, compared to net cash used in investing activities of $10,000 for the nine months ended September 30, 2021.  As of May 26, 2022, we liquidated our investment in Bitcoin and we do not currently hold, nor do we intend to acquire or hold, digital assets in the future.

Financing Activities

Net cash provided by financing activities was $337,500 for the nine months ended September 30, 2022, compared to $540,000 for the nine months ended September 30, 2021.  The change was primarily due to less of a need to raise capital for operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 25, 2021, the Company filed a complaint against Messrs. Chenyuan Anthony Chen and Ang Hu (the “Defendants”) in the Superior Court of the State of California, County of Orange (the “Complaint”). Pursuant to a Consulting Agreement dated April 1, 2019, by and among the Company and the Defendants (the “Consulting Agreement”), the Company issued to the Defendants 3,250,000 shares of the Company’s common stock (the “Consulting Shares”) as compensation for certain consulting services to be performed by the Defendants. Pursuant to the Complaint, the Company alleges that the Defendants breached the Consulting Agreement by failing to perform such consulting services and thereby seeks injunctive relief to restrain Defendants from sales of the Consulting Shares, the cancellation of the Consulting Shares, and compensatory damages and legal fees. On July 11, 2022, the Company has reached a legal settlement with the Defendants to have 3,090,000 of the Consulting Shares returned to the Company. The shares have been returned to the company and cancelled on September 29, 2022.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 7, 2022, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), dated as of October 25, 2022, with Jefferson Street Capital LLC (“Jefferson”), a New Jersey limited liability company. Pursuant to the Equity Financing Agreement, Jefferson agreed to purchase up to $10 million shares of the Company’s common stock, par value $0.0001 per share, over the course of twenty-four (24) months following the effectiveness of the Company’s registration statement (the “Effective Date”) registering such shares. The price of shares to be issued under the Equity Financing Agreement shall be 82.5% of the lowest trading price of the Company’s common stock for the twelve (12) consecutive trading days prior to delivery of each Put Notice (as defined in the Equity Financing Agreement) by the Company. Concurrently with the execution and delivery of the Equity Financing Agreement, the Company and Jefferson entered into a registration rights agreement, pursuant to which the Company agreed to use commercially reasonable best efforts to file a registration statement with the SEC registering the shares issued pursuant to the Equity Financing Agreement no later than 30 calendar days and have it declared effective no more than 90 calendar days after the filing.

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

VEMANTI GROUP INC.

Date: November 14, 2022	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer

