Form 10-K
period 2022-12-31
Vemanti Group, Inc.
filed 2023-03-30
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,127,717 based on a closing price of $0.3594 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 30, 2023, the Registrant had 70,524,209 shares of common stock and 40,000,000 shares of Series A Preferred Stock issued and outstanding.

VEMANTI GROUP, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

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

Vemanti Group, Inc. was incorporated by Mr. Tan Tran on April 3, 2014, under the laws of the state of Nevada. The Company was created to be a holding company for VoiceStep and other future acquisitions. Simultaneous with the incorporation of the Company, Mr. Tan, the sole member of VoiceStep, exchanged one hundred percent (100%) of his membership interests in VoiceStep for shares of Vemanti’s capital stock, effecting a change of control and making VoiceStep a wholly owned subsidiary of the Company.

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

On March 21, 2022, the Company entered into a Digital Banking Platform Agreement with Vietnam Public Joint Stock Commercial Bank (“PVcomBank”) (the “Platform Agreement”) under which Vemanti agreed to partner with PVcomBank in designing, developing, and delivering a digital-only banking platform (the “Platform”) for providing products and services to SMEs in Vietnam.

On June 16, 2022, the Company executed and consummated the transactions contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) entered into by and between the Company and Fvndit.  Pursuant to the terms of the Stock Purchase Agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock then owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company in consideration for certain intellectual property assets of Fvndit related to providing a peer-to-peer investment marketplace in Vietnam that matches companies needing working capital funds with investors wishing to provide those funds. As a result of the sale, the Company no longer owns any shares of Fvndit, and no longer holds the securities of any other entity other than those of our wholly owned subsidiary, VoiceStep Telecom, LLC.

Business Overview

 About Vemanti

Vemanti, incorporated on April 3, 2014, under the laws of the State of Nevada, is a financial technology (fintech) company that seeks to generate revenues in the emerging and high-growth markets of Vietnam and Southeast Asia. The Company believes that its core strengths are in newer technology development and that it can drive growth through socially impact-driven products. In particular, the Company intends to focus its future product and business development on digital banking (aka neobanking) and fintech applications using disruptive technologies aimed at making credit simpler and easier to access for small to medium enterprises (“SMEs”) in our target markets.

Our Growth Strategies

In the wake of U.S.-China trade tensions and the COVID-19 pandemic, the Company believes that many global supply chains began looking at China +1 policies. Vemanti believes that Vietnam has been a significant beneficiary of this change, leading to significant growth in the import and export of goods. In 2021, according to a January 2022 report issued by the Vietnam General Statistics Office, the total export and import turnover of goods reached $668.54 billion USD, representing an increase of 22.6% over the previous year. According to a 2021 report published by the OECD, SMEs play a relevant role in exports, accounting for 88% of exporting enterprises and for about half of export volume. However, according to the Vietnam Chamber of Commerce and Industry (“VCCI”), only 30 percent of SMEs in Vietnam have access to loans from the formal sector, with the rest having to use their own funds or depend on unregulated loans.

The Company believes that these trends have led to a significant need for SME financing in Vietnam, and it is aiming to address this demand with technological solutions providing access to short-term loan products. Currently, the Company believes that trade finance (aka invoice financing or factoring) is an industry dominated by banks that focus on large, established corporate customers. Vemanti’s goal is to create simpler access to credit through the use of technological solutions. In the next 12 months, the Company intends to develop and release an online platform product to connect the export-dependent SMEs in Vietnam with short-term business financing based on Accounts Receivable (“AR”). The plan is to connect them to more simplified and faster financial services using digital-only technological solutions through formal collaborations with traditional banks, leveraging their existing banking infrastructure and frameworks, including but not limited to risk, compliance, and security.

PVcomBank Collaboration

On August 11, 2021, the Company signed a Fintech and Banking-as-a-Service (“BaaS”) business cooperation Memorandum of Understanding (“MOU”) with PVcomBank to jointly develop digital banking solutions for the underserved consumers and small businesses in Vietnam. PVcomBank is a fully licensed and regulated bank in Vietnam with core banking products and services. It has a network of 108 transaction offices in major provinces and cities in Vietnam that provide a range of products and services for its individual and corporate clients. According to the signed MOU outlining the partnership, Vemanti will gain access to the technical know-how and banking expertise of PVcomBank via PVcomBank’s banking license, core banking services, and an existing technology platform purpose-built for API-based integration.

On March 21, 2022, the Company entered into a master Digital Banking Platform Agreement with PVcomBank (the “Platform Agreement”) under which Vemanti agreed to partner with PVcomBank in designing, developing, and delivering a digital-only banking platform (the “Platform”) for accessing PVcomBank’s products and services to SMEs in Vietnam.  The specific products and services to be provided through the Platform, as well as the terms of the agreement, including the distribution of revenues derived from each such product or service, are to be specified in annexes to the Platform Agreement (of which none have been entered into as of the date of this annual report).

Pursuant to the Platform Agreement, the Company is collaborating with PVcomBank in business planning and development for the partnership; procure and provision necessary software licensing and intellectual property rights to support and maintain the operations of the partnership; develop and operate the Platform to support the products and services offered by PVcomBank, work with PVcomBank to develop and implement back-end integration between the Platform and PVcomBank’s banking systems; work with PVcomBank to integrate the partnership’s customer service experience into PVcomBank’s back-end systems, provide technical support with regard to the Platform; conduct market research relating to the launch and operations of the partnership; conduct marketing, promotion, and branding activities for the partnership; conduct customer acquisition and onboarding procedures; establish and maintain a customer service center for both pre- and post-sales activities; provide technical support with regard to the Platform to enable PVcomBank’s compliance with its regulatory and reporting requirements; collaborate with PVcomBank to identify, evaluate, and manage partnership risks; and keep customer data, financial records, and information related to the partnership confidential. The Company has also agreed to comply with certain policies and procedures, to be determined by the mutual agreement of the parties, with respect to each service offered.

All staff employed at or for the direct benefit of, or performing services in or about, the Platform will be employees of Vemanti or an affiliate, except where PVcomBank staff is required to perform certain tasks under applicable banking laws and regulations. Vemanti will be responsible for paying the salaries, taxes, benefits, and other employment expenses of the platform staff, as well as the cost of any consultants and experts retained by Vemanti to operate the Platform.

Pursuant to the Platform Agreement, PVcomBank will advise Vemanti in business and management matters in respect to the preparation and operation of the partnership; engage and cooperate with Vemanti for all advice, services, trademarks, and licenses required to support the operation of the partnership; make PVcomBank’s back-end systems and data available for the development and implementation of interfaces to the partnership’s customer service experience; execute account opening and maintenance procedures and transactions to provide the partnership’s products and services to the partnership’s customers; ensure the availability and capacity of PVcomBank’s back-end systems according to a mutually-agreed service level agreement as to each service to be jointly offered by Vemanti and PVcomBank; ensure the availability of PVcomBank’s back-end systems that enable Vemanti to access the partnership’s customer data records; provide troubleshooting support according to a mutually-agreed service level agreement as to each service to be jointly offered by Vemanti and PVcomBank; support Vemanti’s market research and marketing activities; use available transaction locations serving as premises for the partnership where needed; place and ensure the availability of ATMs at agreed locations to support partnership activities; collaborate with Vemanti with respect to identifying, evaluation, and managing partnership risks; keep customer data, financial records, and information related to the partnership confidential; satisfy applicable standards, requirements, and reporting obligations of PVcomBank with respect to the partnership; and comply with applicable law and regulations with respect to the partnership.

The Platform Agreement has an initial ten-year term, which may be extended by either Vemanti or PVcomBank upon 90 days’ advance written notice to the other party prior to the expiration of the then-current term.  During the term, PVcomBank will not agree to, engage with, or permit any other entity or person to utilize PVcomBank’s licensing, brand, and resources to offer the same financial products and services to a specific business sector or customer group as Vemanti or engage in any similar service as those provided by Vemanti under the agreement.  However, until the parties have mutually adopted an annex setting forth specific terms, products and services, PVcomBank will have the right to access and provide products and services to its customers without restriction.

Each of Vemanti and PVcomBank has the right to terminate the Platform Agreement upon the occurrence of certain insolvency events with respect to the other party or upon 60 days’ written notice following the occurrence of an uncured material breach of the Platform Agreement by the other party.  In the event of such termination, the defaulting party must pay a breach termination fee (to be set forth in the applicable annex for each service provided under the Platform Agreement) and indemnity the non-breaching party for all damages arising from the breach.  The Platform Agreement also contains customary indemnification provisions.

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

Vemanti is actively working with PVcomBank to develop and launch the first product which is expected to be a short-term working capital loan program specifically designed for small to medium enterprises in Vietnam. PVcomBank will underwrite the loans while our Platform will provide the sales channel, generating leads and qualifying customers.  The Company expects the launch to be in mid- to late-2023.

Our Business Objectives

Through our partnership with PVcomBank, Vemanti’s goal is to have a portfolio of products and services for our platform built around the financial needs of small businesses. We plan for our platform to be enhanced and connected to make information streams about small businesses more readily available and integrated in ways that provide more accurate insight into a small business’s financial health and future needs. This integration would allow credit to be made easily available to small business owners where the loan application is “always on”. Instead of receiving an offer in a linear fashion to apply for a loan, business owners would get a notification alerting them in real-time how much credit is already pre-approved and available for their business, should they want to use it.

Moving forward and in the future, we plan to seek out high-growth opportunities in financial technology (fintech) development with additional business partnerships in Vietnam and other markets in Southeast Asia where adoption of digital financial solutions is often accelerated due to lack of user-friendly and innovative banking services. Strategically and long-term, we are focused on providing inclusive access to financial services for the underserved consumers and businesses using technologies, including but not limited to API-based open banking, blockchain, cloud computing, machine learning, and artificial intelligence.

Competitive Landscape

A number of products and services in Vietnam are directly or indirectly in competition with us, including but not limited to the following companies:

Lendbiz

Lendbiz is targeted at small and medium-sized enterprises in Vietnam. Lendbiz focuses on business loans and aims to provide inexpensive capital to enterprises and help develop the business community in Vietnam.

Tima

Tima is an online marketplace for consumer-focused financial services that utilizes credit-scoring technology and algorithms to obtain credit scores and analyze data from social media accounts to determine creditworthiness.

HuyDong (LoanVi)

HuyDong, formerly known as LoanVi, focuses on personal loans. Founded in 2015, the company aims at bridging the gap between the unbanked/underbanked population and investors. The solution provides individuals with affordable credit from investors through a secured, risk-controlled process.

VayMuon

VayMuon is a subsidiary of Nextech who also operates FastGo (a ride-hailing app), Nganluong eWallet, and amabuy.com (a website that helps local Vietnamese buy goods from Amazon.com on a contractual basis). It is focusing on unsecured micro-lending.

Mofin

Mofin is powered by Mofin Asia and Netfin Vietnam with a focus on providing micro unsecured loans to individuals.

Megalend Viet Nam

Megalend is focusing on asset-backed lending.

Aspire

Aspire, a Singapore-based fintech, touts itself as an all-in-one finance operating system for growing businesses. They focus on SMEs to bring a wide range of lending and deposit services to their customers.

Validus

Validus is another Singapore-based fintech that provides invoice, inventory, and purchase order financing to small to medium sized businesses through their lending platform.

Other Products and Services

VoiceStep

Through our wholly owned subsidiary VoiceStep, we continue to provide a one-stop solution with regard to business-class VoIP services to our small to medium-sized business customers in the United States. VoiceStep provides a cloud-based multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate through voice, text, web conferencing, and fax on devices, including smartphones, tablets, PCs, and desk phones. It offers PBX features such as multiple extensions, call control, Outlook integration, SM, telephony conferencing; fax, auto-receptionist, call logs and rule-based call routing and answering. The Company also has the ability to deliver customized voice applications to meet a customer’s business requirements. The entire switching infrastructure of VoiceStep is based on next generation softswitch architecture and was engineered in-house from the ground up. This eliminates certain dependency on third-party vendors and, at the same time, allows the Company greater technical flexibility and economic scalability. We offer business-class VoIP products such as cloud phone systems (aka hosted PBX) and domestic/International origination and termination as a cost-saving and profit-increasing solution to multi-location enterprise customers. We are capable of delivering business-class VoIP solutions in all 50 States as well as in Canada and other countries where VoIP applications are allowed. VoiceStep’s network enables the following technology solutions: unified communications, data center services, content delivery, VoIP and cloud computing.

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

Given telecommunications technologies (i.e., voice and data networks) are the basic foundation for all Internet-based products and services, we believe that moving our focus to fintech is a natural evolution for telecom service providers like ourselves. We believe that the telecommunications industry has changed dramatically, and it is merging and/or intersecting with other industries, such as social media and financial services. For example, an end-user communications device such as a mobile phone can now be utilized as a vehicle for bill payments, investments, and e-commerce services. Telecom standards continue to improve in terms of speed and capacity to allow service providers to launch additional value-added services. Many of the major carriers in the US have been considering how they can roll out embedded banking services using 5G. Outside of the US, many telecom service providers, including carriers in Southeast Asia and Vietnam, started making e-wallet services available over 10 years ago to their end-users. This allows them to pay for online purchases (like PayPal), perform person-person funds transfer (similar to Venmo), and pay monthly utility bills. Our CEO, Tan Tran, had acted as an advisor to some of these service providers in their implementation strategies, so we believe that fintech is something in which the Company is well versed.

eLoan

Until June 16, 2022, we held an 18.6% interest in Fvndit, f/k/a Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”). Fvndit, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam. Fvndit’s mission is to make borrowing through credit a simpler process for entrepreneurs, thus making investing more rewarding for investors. Its wholly owned subsidiary eLoan, which was launched in 2017, operates an online P2P funding platform that matches investors with entrepreneurs, allowing anyone on the platform to fund short-term working capital directly to SMEs in Vietnam. The Company purchased a 20% interest in Fvndit on November 13, 2018 for a total purchase price of $300,000. Subsequently, our interest in Fvndit became 18.6% due to Fvndit’s new stock issuances. The Company paid $150,000 of the purchase price in a cash payment together with 1,252,086 shares of newly issued common stock of Vemanti (worth $150,0000). Immediately upon the closing of the transaction, Vemanti was entitled to the following rights in Fvndit (i) at least one (1) seat on each of the Board of Directors of Fvndit and/or eLoan and eLoan Holdings, (ii) veto rights regarding all matters relating to corporate governance and operations of Fvndit and eLoan, (iii) right of first refusal regarding an investment or acquisition of any kind, (iv) most favored nation protection and treatment above all other shareholders of Fvndit and eLoan, (v) at least a 25% discount preference on each and all future rounds of fundraising, and (vi) should eLoan engage in a down round of financing, Vemanti’s holdings shall be maintained at the rate and value before any such down round financing at no cost to Vemanti.

On June 16, 2022, the Company executed and consummated the transactions contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) entered into by and between the Company and Fvndit.  Pursuant to the terms of the Stock Purchase Agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock then owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company in consideration for certain intellectual property assets of Fvndit related to providing a peer-to-peer investment marketplace in Vietnam that matches companies needing working capital funds with investors wishing to provide those funds. As a result of the sale, the Company no longer owns any shares of Fvndit, and no longer holds the securities of any other entity other than those of our wholly owned subsidiary, VoiceStep Telecom, LLC.

Vemanti Digital

On June 26, 2021, through our former wholly owned subsidiary incorporated under the laws of the British Virgin Islands, Vemanti Digital Ltd. (“Vemanti Digital”), we deployed an Ethereum smart contract for a US Dollar-backed, fully reserved, stablecoin named Vemanti USD (“USDV”). Stably Corporation (“Stably”), a blockchain and financial technology company, provided the technology infrastructure for asset tokenization for USDV, and First Digital Trust Ltd. (“FDT”) acted as the escrow agent and custodian/trustee for the USD reserve funds of USDV. No USDV tokens were released to any party outside of the Company. Due to the current lack of a clear legal framework specific to stablecoins, the Company currently does not foresee an unhindered path for USDV to become commercially available and widely adopted in any jurisdiction without regulatory and compliance risks and thus has decided to end the USDV project. As of February 22, 2022, the Company has terminated its agreements with Stably and FDT, and all USDV tokens have been burned.  On April 28, 2022, Vemanti Digital was formally dissolved.

Bitcoin

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

M&A Activity

Another strategy our Company may employ is to acquire companies and/or form joint ventures to rapidly expand our growth. We intend to look at companies who have products or resources that may help accelerate our business plans for the digital-only banking services with PVcomBank.

Competitive Strengths

We believe our following competitive strengths differentiate us from our competitors:

•	access to many partner companies in the fintech sector that already have market viable products;
•	ground-level knowledge and experience working in Vietnam and Southeast Asia; and
•	our ability to tie leading-edge technologies to real-world solutions.

Products

                As discussed above under “PVcomBank Collaboration”, we intend to design and launch a digital-only banking platform for providing products and services to SMEs in Vietnam with back-end integration with PVcomBank. As of the date of this annual report, we are in the design and testing phase of the platform.

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

Our Suppliers

We have identified a supplier for our planned digital banking platform and have completed contract negotiations.

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

Marketing and Sales

We have not engaged in marketing or sales in connection with our planned digital banking platform, which has not yet been launched. Pursuant to the Platform Agreement, we will be responsible for all marketing and sales in connection with the Platform.

We currently market our products through third-party sales and marketing services providers. We changed our business model 9 years ago when Skype, WhatsApp and other similar platforms started to come into the marketplace. Whereas we originally sold calling card minutes to individuals, we then adjusted and focused more on business customers. We focused on businesses that already had an internet subscription or connection and could purchase phone lines from our Company at discounted rates, rather than other mainstream companies such as AT&T and Verizon which offered more costly calling card packages. Our Company offers alternative services that allow businesses to be able to communicate with the outside world as well as their consumer base, but at a lower cost.

Revenue that has been generated in the last 2 years is based on essentially the same customers the Company has had since 2015.

Customers

We define a “customer” as a party that purchases or subscribes to our products and services directly or indirectly through our channel partners.

Our planned digital banking service has not been launched and, consequently, has no customers.

For VoiceStep, our Company currently has a customer base which mostly comprises SMEs, such as dentist offices, beauty salons, real estate companies etc., in the United States. We strive to establish and maintain long-term relationships with our customers, and we currently do not have a significant customer concentration in any particular business sector. Four of our customers account for more than 10% of our total revenue for the years ended December 31, 2022, and 2021. Our service is subscription based. Customers initially sign up for services via our VoiceStep Business Communications Service Agreement. Customers designate how many users our services are needed for, Voice & FAX plan type, and whether they choose to be billed annually or monthly.

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

In late 2014, the Company started working on Fixed Mobile Convergence (“FMC”) technology. This end-to-end mobility solution will help ensure that employees, partners, customers, processes and assets of a company are securely connected and can be optimized in the workplace. When employees leave the office, they are leaving opportunities behind if they are missing critical calls and voice messages on their desk phone, playing phone tag with important customers or sacrificing certain ideal features of their fixed, desk-based phones. The Company’s solutions for FMC make PBX features that are enjoyed in the office available and accessible through a smart phone – helping employees be more responsive and productive from virtually anywhere. In addition, the FMC solutions bring a set of unique features that enhance integration between wireline and wireless networks.

When a user is on Wi-Fi, all of their calls are delivered to the cloud phone system over the Internet at no charge. If their Wi-Fi signal degrades or, if they move away from a wireless router, their mobile phone will simply connect to the different cellular networks without disconnecting calls. Whether they are on Wi-Fi or not, their calls are always connected to the Company’s cloud phone system without the use of an app or mobile data connection. This provides a streamlined switch between Wi-Fi and cellular, optimizing access and reducing cost. FMC was projected to create a substantial and new stream of revenue for the Company. However, this goal was not realized.

Seasonality of Business

There is no significant seasonality in our business. To the extent that we engage in digital banking for SMEs in Vietnam, there may be seasonal fluctuations in the trading activities for which certain of our prospective customers may seek trade financing, which could materially affect the use of our planned digital banking platform.

Research and Development

We do not have any dedicated in-house research and development.

Intellectual Property

All the source coding we utilize is open-source code, so there is never a need to copyright code as we do not own the coding. We will, from time to time, evaluate the need for intellectual property protections with respect to those elements of our planned digital banking platform which are developed by our personnel or by third party developers on our behalf.

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

We also anticipate having substantial competition for our planned digital banking platform, including from established banks and fintech companies.  Some of our likely competitors are discussed below under “Our Business – Competitive Landscape”.

Employees

Currently, the Company has two employees, our President and Chief Executive Officer, Tan Tran, and our Chief Financial Officer, Stephen R. Jones.

Recent Developments

On March 3, 2023, the we entered into a Framework SaaS Agreement (the “SaaS Agreement”) with Finastra International Limited, a limited corporation organized under the laws of Wales and the United Kingdom (“Finastra”). The SaaS Agreement will only become effective upon our shares being listed on the Nasdaq Capital Market on or before May 22, 2023 and will have a term of seven years. If we are not successful in having its shares listed on the Nasdaq Capital Market on or before May 22, 2023, the SaaS Agreement has no force and effect.

If the SaaS Agreement becomes effective, Finastra will license its software and provide development services, SaaS services, maintenance services and other services to us.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The COVID-19 pandemic, as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic adversely affected many aspects of our business, including sales, operational efficiency, technical support and our customer’s ability to pay our fees. Global pandemics, or fear of spread of contagious diseases, such as Ebola virus disease (“EVD”), coronavirus disease 2019 (“COVID-19”), Middle East respiratory syndrome (“MERS”), severe acute respiratory syndrome (“SARS”), H1N1 flu, H7N9 flu, and avian flu, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict our supply of products, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our product offering efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

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

The operation of our planned digital banking platform may subject us to costs and risks associated with various laws and regulations, including those relating to data privacy, security and protection. Developments in these and other laws and regulations could harm our business, financial condition or results of operations.

Under the terms of the Platform Agreement, we are responsible for providing technical support with regard to the Platform to enable PVcomBank’s compliance with its regulatory and reporting requirements, collaborating with PVcomBank to identify, evaluate, and manage partnership risks, keeping customer data, financial records, and information related to the partnership confidential, and complying with certain policies and procedures to be determined by the mutual agreement of the parties with respect to each service offered. Any failure on our part to effectively discharge these responsibilities may detrimentally affect PVcomBank’s compliance with its extensive regulatory obligations and expose us to liability, including under the indemnification provisions in the Platform Agreement.

Although we are not offering banking services and do not expect to be regulated as a financial or payment institution, our partnership with PVcomBank may directly or indirectly expose us to certain compliance and litigation risks that could materially affect our business, financial condition or results of operations. In particular, to the extent that our Platform involves the collection, use, storage, transmission or processing of customer data, including personal data, we may be subject to a variety of laws and regulations in Vietnam, Southeast Asia, or other jurisdictions, as well as our contractual obligations to PVcomBank regarding data privacy, security and protection.

The Platform Agreement contemplates a set of policies and procedures to be determined by the mutual agreement of the Company and PVcomBank with respect to each service offered, which may include policies and procedures regarding data and privacy protection. Although we intend to comply with all such policies and procedures, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with such privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards in one or more jurisdictions could expose us or PVcomBank to costly litigation, significant awards, fines or judgments, civil and criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations.

Our efforts to offer products and services in foreign markets may not be successful or may subject our business to increased risks.

As part of our growth strategy, we intend to offer products and services first in Vietnam and eventually other markets in Southeast Asia, where we have little to no operational experience. We may not be successful in operating our business within these or other markets in a cost-effective or timely manner, if at all. Even if our efforts to operate in Vietnam and Southeast Asia are successful, international operations will subject our business to increased risks, including:

•	increased licensing and regulatory requirements;

•	competition from service providers or other entrenched market participants that have greater experience in the local markets than we do;

•	increased costs associated with and difficulty in obtaining, maintaining, processing, transmitting, storing, handling and protecting intellectual property, proprietary rights and sensitive data;

•	changes to the way we do business as compared with our current operations;

•	a lack of acceptance of our products and services;

•	the ability to support and integrate with local third-party service providers;

•	difficulties in staffing and managing foreign operations in an environment of diverse culture, language, laws and customs;

•	difficulties in recruiting and retaining qualified employees and maintaining our company culture;

•	increased travel, infrastructure and legal and compliance costs;

•

compliance obligations under multiple, potentially conflicting and changing, legal and regulatory regimes, including those governing financial institutions, payments, data privacy, data protection, information security, anti-corruption, anti-bribery and anti-money laundering;

•	compliance with complex and potentially conflicting and changing tax regimes;

•	potential tariffs, sanctions, fines or other trade restrictions;

•	exchange rate exposure;

•	increased exposure to public health issues such as the COVID-19 pandemic, and related industry and governmental actions to address these issues; and

•	regional economic and political instability.

As a result of these risks, our efforts to offer products and services for sale in Vietnam and Southeast Asia may not be successful or may be hampered, which would limit our ability to grow our business.

The success of our Platform is highly dependent upon third party service providers and partners, including PVcomBank.

Our Platform will be powered by and integrated with PVcomBank’s back-end systems, and we will be dependent on PVcomBank to maintain and keep those systems functional. Any failure by PVcomBank to do so could expose us to an inability to provide contractual services to our customers in a timely manner. Because we have few or no suitable alternatives to PVcomBank, it would be difficult or impossible for us to replace PVcomBank in a timely manner, if at all, if PVcomBank were unwilling or unable to provide us with these services in the future (as a result of financial or business conditions, regulatory risk, or otherwise), and our business and operations likely would be materially adversely affected.

We will be dependent on data centers operated by third parties, third-party Internet hosting providers and cloud computing platforms, and any disruption in the operation of these facilities or platforms or access to the Internet would adversely affect our business.

Our business, including both our planned Platform and VoiceStep, requires the ongoing availability and uninterrupted operation of internal and external transaction processing systems and services. We intend to primarily serve our customers from third-party data center hosting facilities provided by a third-party service provider, which we will rely on to operate certain aspects of our products and services, and we will depend on third-party Internet-hosting providers and third-party bandwidth providers for continuous and uninterrupted access to the Internet to operate our business. Any disruption of or interference with our use of such services would impair our ability to deliver our products and services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. Further, we will design our products and services and computer systems to use data processing, storage capabilities and other services provided by such third-party service providers. As such, we will not easily be able to switch our operations to another cloud provider, so any disruption of or interference with our use of such providers’ services would increase our operating costs and could materially and adversely affect our business, financial condition and results of operations, and we might not be able to secure service from an alternative provider on similar terms or at all.

We will rely on third-party data center hosting facilities and Internet-hosting providers to maintain their own network security, disaster recovery and system management procedures, and such third parties will not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. These third-party providers may experience website disruptions, outages and other performance problems, which may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. In particular, we will not control the operation of the third-party data center hosting facilities, and such facilities may be vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, improper operation, unauthorized entry, data loss, power loss, cyberattacks, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, natural disasters or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers from accessing their accounts online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities and support.

If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions’ reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and materially and adversely affect our business, financial condition and results of operations.

Furthermore, prolonged interruption in the availability, or reduction in the speed or other functionality, of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and would likely permanently harm our reputation and business.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

The success of our Platform will be highly dependent on the proper functioning of information technology systems. Any failure of these systems would disrupt our business and impair our ability to provide our services and products effectively to our customers.

The success of our Platform will depend in part on the ability of our existing and potential customers to access our Platform at any time and within an acceptable amount of time. Continued access to our Platform will depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software, data centers and telecommunications networks, as well as the systems of third parties, such as PVcomBank’s back-end systems, national financial system network infrastructure providers, back office and business process support, information technology production and support, Internet and telephone connections, network access, data center infrastructure services and cloud storage and computing. However, these systems and technologies are vulnerable to disruptions, failures or slowdowns. We may experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of customers accessing our products and platform capabilities simultaneously, denial of service attacks or other security-related incidents, natural disasters, power outages, terrorist attacks, hostilities, and other events beyond our control.

If our business grows, it may become increasingly difficult to maintain and improve the performance of our information technology systems, especially during peak usage times and as our products and platform capabilities become more complex and our customer traffic increases. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations may be adversely affected. Specifically, if our products and platform capabilities are unavailable or if our customers are unable to access our products and platform capabilities within a reasonable amount of time, we may experience a loss of customers, lost or delayed market acceptance of our platform and products, delays in payment to us by customers, injury to our reputation and brand, the diversion of our resources, additional operating and development costs, loss of revenue, legal claims against us, the loss of licenses, or damage to our relationship with PVcomBank.  In addition, we do not maintain insurance policies specifically for property and business interruptions, meaning we would directly and without setoff incur any losses we suffer as a result of the aforementioned occurrences.

We do not intend to operate our Platform or all of our systems on a real-time basis and cannot assure that our business activities would not be materially disrupted if there were a partial or complete failure of any of these primary information technology systems or communication networks. In particular, if our Platform is offered on a mobile application, any failure of such mobile application would cause our Platform and services to be unavailable to our customers. Such failures could be caused by, among other things, major natural catastrophes, software bugs, computer virus attacks, conversion errors due to system upgrading, security breaches caused by unauthorized access to information or systems or malfunctions, loss or corruption of data, software, hardware or other computer equipment. Any such failures would disrupt our business and impair our ability to provide access to our Platform effectively to our customers, which could adversely affect our reputation as well as our business, results of operations and financial condition.

Even if we are successful, our ability to remain competitive and achieve further growth will depend in part on our ability to upgrade our information technology systems and increase our capacity on a timely and cost-effective basis. We must continually make significant investments and improvements in our information technology infrastructure in order to remain competitive. We cannot guarantee that in the future we will be able to maintain the level of capital expenditures necessary to support the improvement or upgrading of our information technology systems. Any substantial failure to improve or upgrade our information technology systems effectively or on a timely basis would materially and adversely affect our business, financial condition or results of operations.

Substantial and increasingly intense competition within our industry may harm our business, financial condition, results of operations, and prospects.

The market for financial services in Vietnam and Southeast Asia has become increasingly competitive in recent years. We face significant competition from traditional local and international banks and other neobanks, payment services providers, investment advisors and brokers, in addition to other new financial technology companies, startups and non-financial companies (including Lendbiz, Tima, Aspire, and other business that offer similar products and services to those that we intend to offer to SMEs). We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer that compete with our Platform.

Our insurance policies may not be sufficient to cover all claims.

Our insurance policies may not adequately cover all risks to which we are exposed. A significant claim not covered by our insurance, in full or in part, may result in significant expenditures by us. Moreover, we may not be able to maintain insurance policies in the future at reasonable costs or on acceptable terms, which may adversely affect our business and the trading price of our securities.

Fraud could have a material adverse effect on our business, financial condition and results of operations.

We intend to offer our Platform to a large number of customers, who may use the Platform to access PVcomBank’s credit and banking services.  If our Platform is used to facilitate illegitimate transactions, we may be exposed to contractual liability to PVcomBank and/or governmental and regulatory sanctions. The highly automated nature of, and credit offered through, our Platform may make us a target for illegal or improper uses, including fraudulent or illegal applications for credit, money laundering and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated information, or other deceptive or malicious practices, potentially can steal significant amounts of money from us or from PVcomBank through the abuse of our Platform. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our liability, and could have a material adverse effect on our business, financial condition and results of operations.

Certain of our software are licensed from third parties.

We license software for certain components of our products from third parties we do not control, such as Cyxtera Technologies, Voyant Communications (f/k/a Vitelity), ScarletHawk Solutions (D.B.A. Voxlinx) and THINQ. We also intend to license software from third parties in connection with the Platform. Although we have contracts in place with our third-party software providers, there can be no assurance that the software we license will continue to be available on commercially reasonable terms, or at all, in the future. The lack of renewal, or termination, of one or more of our license agreements, or the renewal of license agreements on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

While proprietary or open-source alternatives may be available in some cases, transitioning to such alternatives may take time and be costly. The loss of existing licenses or the unavailability of such alternative software could result in a decrease in the quality of our products or loss of the ability to provide our products until equivalent software or suitable alternatives can be developed, identified, licensed and integrated.

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

All of our lines of business are highly dependent on technology and our ability to adapt to technological changes. Both the digital banking industry and the IP-based business communication industry are rapidly evolving and subject to continuous technological changes. Our success will depend on our ability to keep up with the changes in technology and user behavior resulting from new developments and innovations. For example, as we provide our product and service offerings across a variety of mobile systems and devices, we are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. If any changes in such mobile operating systems or devices degrade the functionality of our services or give preferential treatment to competitive services, the usage of our services could be adversely affected.

Technological innovations may also require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. We cannot assure you that we can obtain financing to cover such expenditure. If we fail to adapt our products and services to such changes in an effective and timely manner, we may suffer from decreased user base, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

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

Any acquisition, partnership or joint venture that we make or enter into could disrupt our business and harm our financial condition and results of operations.

As part of our growth strategy, we intend to continue to evaluate opportunities to acquire, or form partnerships or joint ventures with, businesses, technologies, services and products as such opportunities arise. We may not, however, be able to identify appropriate acquisition, partnership or joint venture targets in the future, and our efforts to identify such targets may result in a loss of time and financial resources. In addition, we may not be able to successfully negotiate or finance such future acquisitions, partnerships or joint ventures successfully or on favorable terms, or to effectively integrate acquisitions into our current business, and we may lose customers or personnel as a result of any such strategic transaction (in particular the customers and personnel of an acquired business). The process of integrating an acquired business, technology, service or product into our business may divert management’s attention from our core business and may result in unforeseen operating difficulties and expenditures and generate unforeseen pressures and strains on our organizational culture. Moreover, we may be unable to realize the expected benefits, synergies or developments that we initially anticipate from such a strategic transaction.

Financing an acquisition or other strategic transaction could result in dilution to existing shareholders from issuing equity securities or convertible debt securities, or a weaker balance sheet from using cash or incurring debt, and equity or debt financing may not be available to us on favorable terms, if at all. In addition, in connection with an acquisition, it is possible that the goodwill that has been attributed, or may be attributed, to the target may have to be written down if the valuation assumptions are required to be reassessed as a result of any deterioration in the underlying profitability, asset quality and other relevant matters. There can be no assurance that we will not have to write down the value attributed to goodwill in the future, which would adversely affect our results of operations and net assets.

If our business were deemed to be a regulated telecommunications business in one or more jurisdictions, it would significantly increase our expenses and may require us to change our products and other aspects of our business in potentially detrimental ways.

VoiceStep operates as a software company and not as a regulated telecommunications company. We are subject to the risk that, due to changes in communications and other similar laws and regulations or in the application, interpretation or enforcement of both existing and future communications and other similar laws and regulations, we may be required to comply with communications and other similar laws and regulations in one or more jurisdictions. In addition, we are continually seeking ways to improve our products and offer them across multiple communication platforms, which may involve from time-to-time upgrades or changes in the technological infrastructure on which our products are based and which could result in subjecting our activities to greater regulation in multiple jurisdictions. For example, the rolling out of our IP-based business communication in the United States may subject us to a greater risk of regulatory oversight in this country. If we are required to comply with communications and other similar laws and regulations, we would need to meet a number of obligations, which could vary from jurisdiction to jurisdiction, including new or enhanced compliance in the following areas:

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

Our VoIP business depends on our users having continued and unimpeded access to the Internet. Companies providing access to the Internet may be able to block or degrade our calls or block access to our website or charge us or our users additional fees for our products.

All of our VoiceStep users rely on open, unrestricted access to the Internet to use our products. If they have limited, restricted or no access at all to the Internet, or their connection to the Internet is interrupted or disturbed, they may be less likely to use our VoIP products as a result.

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

We rely on telecommunications providers to provide certain of our products, such as Voyant Communications, a wholesale VoIP communications service provider, who, from their end, terminates the telephone calls for our customers which then allow them to receive incoming calls to telephone numbers in the US and Canada. We have agreements with a number of telecommunication providers in order for us to provide many of our paid products. The quality of calls made by our users to and received by our users from landline and mobile phones depends in large part of the call quality of the relevant landline or mobile network. As a result, if these third parties do not provide sufficiently high-quality services, our call quality may be negatively affected which may in turn adversely impact our brand, reputation and consumer acceptance of our products. In addition, price increases by companies that provide services to us, or our users could harm our results of operations.

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

Any delay or interruption in the services by these third parties service providers could result in delayed or interrupted service to our customers and could harm our business. Accordingly, we could be adversely affected if such third-party service providers fail to maintain consistent and reliable services or fail to continue to make these services available to us on economically acceptable terms, or at all. These suppliers could also be adversely impacted by the COVID-19 pandemic, which could affect their ability to deliver their services to our Company in a satisfactory manner, or at all.

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

Since our management beneficially owns 38.4% of our outstanding shares, their interests may differ from the interests of our other shareholders, which could cause a material decline in the value of our shares.

Our officers and directors indirectly own 27,055,000 common shares. In addition, Mr. Tran, our Chairman and principal executive officer, owns 40,000,000 shares of Series A Preferred Stock, which vote with the common stock on the basis of each share of Series A Preferred Stock having the right to 10 votes. Accordingly, management beneficially owns and controls all of the voting stock of the Company. Therefore, management has significant influence on determining the outcome of any matters submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company. Without the consent of management, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. The interest of management may differ from the interests of our other shareholders. The concentration in the ownership of our shares may cause a material decline in the value of our shares. We cannot assure you that management will act in our best interests given management’s ability to control a significant majority of our voting shares.

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

Presently, our common stock is traded on the OTCQB under the symbol “VMNT”. There is limited trading in our stock, and, in the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

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

Trading in stocks quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTCQB is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

There is no assurance that we will be able to pay dividends to our shareholders, which means that you could receive little or no return on your investment.

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

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of our common stock.

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

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock. We currently have 70,524,209 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

We are subject now and, in the future, may continue to be subject to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 70,524,209 shares of common stock outstanding, with approximately 38.4% of the shares being held by affiliates. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarter and principal executive office are located at 7545 Irvine Center Dr., Ste 200, Irvine, California under an online virtual office agreement (“Lease”) with Regus Management Group, LLC (“Regus”) for a period of 12 months and auto-renewed thereafter for another 12 months with a current monthly rent of $115.00. Under this lease, we share virtual office space in Irvine, CA and Newport Beach, CA, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

As of March 30, 2023, we had 70,524,209 shares of our common stock, par value $0.0001, issued, and outstanding. There were 69 beneficial owners of our common stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

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

Equity Compensation Plan Information

The Company has a formal Stock Incentive Plan (the “Plan”), adopted on March 25, 2015, which is filed as an exhibit and incorporated herein by reference. 5,000,000 shares of the Company’s common stock were reserved for awards in the Plan.

Purchases of Equity Securities by the Registrant and Affiliated Purchaser

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2022, and 2021.

Recent Sales of Unregistered Securities and Use of Proceeds

From January 1, 2022, to December 31, 2022, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

Overview

Vemanti, incorporated on April 3, 2014, under the laws of the State of Nevada, is a technology-driven and fintech-focused company that seeks to be active in the emerging and high-growth markets of Vietnam and Southeast Asia. Through our wholly owned subsidiary, VoiceStep, we provide a one-stop solution with regard to business-class VoIP services to our SME customers in the United States.

We began generating revenue from the sales of our VoiceStep products since its inception in 2014 but have incurred significant net losses since 2015. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will be successful or that our cash position will be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our Company. Accordingly, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, revenue recognition, recoverability of accounts receivable, investments and intangible assets. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

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

Intangible Assets

The Company holds intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value.

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2022, there is no material impact on the Company’s consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31, 2022, there is no material impact on the Company’s consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

RESULTS OF OPERATIONS

The fiscal year ended December 31, 2022, compared to the fiscal year ended December 31, 2021

	2022	2021
	Amount	Amount
Sales	$138,731	$147,950
Cost of sales	$23,159	$22,241
Gross margin	$115,572	$125,709
Total other income (expense) net	$(32)	$(7,298)
Total operating expenses	$1,152,842	$1,741,885
Income taxes	$(919)	$(1,650)
Net loss	$(1,038,221)	$(1,625,124)

Revenues

Revenues were $138,731for the fiscal year ended December 31, 2022, a decrease of $9,219 or 6.2%, compared to $147,950 the fiscal year ended December 31, 2021. The decrease was mainly due to the abundant supply of telecommunications applications that provide free-of-charge video chats and voice calls between computers, tablets, and mobile devices over the internet which led to a drop in demand for VoiceStep payment-based voice services.

Gross Profit and Gross Profit Margin

Gross profit was $115,572 for the fiscal year ended December 31, 2022, compared to $125,709 for the same period of 2021. Our gross profit margin decreased slightly from 85% to 83% for the fiscal year ended December 31, 2022. The decrease was mainly due to the increase in costs from some of our wholesale service providers during the year.

General and Administrative (G&A) Expenses

G&A expenses were $1,136,764 for the fiscal year ended December 31, 2022, compared to $1,741,885 for the same period in 2021, representing a decrease of $605,121 or 35%. The decrease was mainly due to the reduction of expenses and compensation paid to outside consultants and contractors related to the Company’s development and investment in its Vemanti Dollar (“USDV”), an ERC-20 1:1 USD-pegged stablecoin, which was ended during the year.

Operating Loss

Total operating loss was $1,037,270 for the fiscal year ended December 31, 2022, compared to $1,616,176 for the same period of 2021, representing a decrease of $578,906 or 36%. The decrease was mainly due to decreased expenses and compensation paid to outside consultants and contractors related to the development and investment in the USDV stablecoin.

As of December 31, 2022, and 2021, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2022, and December 31, 2021.  The 2019 to 2022 tax years are still subject to federal audit. The 2018 to 2022 tax years are still subject to state audit.

The Company had $2,092,905 and $2,679,077 of net operating loss carryforwards available as of December 31, 2022, and 2021, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $1,038,221 for the fiscal year ended December 31, 2022, compared to a net loss of $1,625,124 for the fiscal year ended December 31, 2021.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

Item	For the Fiscal Year Ended December 31,
	2022	2021
Net cash used in operating activities	$381,811	$477,557
Net cash provided by (used in) investing activities	$5,886	$(10,000)
Net cash provided by financing activities	$337,500	$540,000
Net increase (decrease) in cash	$(38,425)	$52,443
Cash at the beginning of period	$295,937	$243,494
Cash at the end of period	$257,512	$295,937

Operating Activities

Net cash used in operating activities was $381,811 for the fiscal year ended December 31, 2022, as compared to $477,557 used in operating activities for the fiscal year ended December 31, 2021, primarily due to the net losses incurred from the initial development of the USDV, which was ended during the year.

Investing Activities

Net cash provided by investing activities was $5,886 for the fiscal year ended December 31, 2022, compared to net cash used in investing activities of $10,000 for the fiscal year ended December 31, 2021. The change was primarily due to selling the cryptocurrency in 2022 that was purchased in 2021.

Financing Activities

Net cash provided by financing activities was $337,500 for the fiscal year ended December 31, 2022, compared to $540,000 for the fiscal year ended December 31, 2021. The change was primarily due to issuances of a smaller amount of common stock for cash in 2022 than in 2021. Also, in 2021, the Company received a $125,000 loan from a stockholder.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vemanti Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vemanti Group, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible Assets

Critical Audit Matter Description

As discussed in Note -7 to the consolidated financial statements, during the year ending December 31, 2022, the Company reviewed the carrying amounts of its intangible assets to determine whether the costs are properly capitalized, properly amortized and tested such costs for possible impairment.

How the Critical Audit Matter was Addressed in our Audit

We identified the valuation of intangible assets as a critical audit matter as subjective auditor judgment was required to evaluate whether intangible assets were properly capitalized and amortized and to assess whether there was any impairment.

The following are the primary procedures we performed to address this critical audit matter:

•	Evaluated and discussed with management, their analysis over the valuation and accounting treatment over intangible assets;
•	Obtained a schedule of how intangible assets were allocated;
•	Evaluated the value of the intangible assets as the date of acquisition;
•	Tested the amortization of the balance of intangible assets to ensure amortization was in compliance with the appropriate accounting guidance; and
•	Tested the balance for possible impairment by examining management’s impairment analysis.

We have served as Company's auditor since 2017

Irvine, California

March 30, 2023

PCAOB ID #820

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$257,512	$295,937
Accounts receivable	889	4,415
Prepaid expenses	242,307	-
Due from Fvndit, Inc.	-	25,142
Digital assets	-	6,107
Total current assets	500,708	331,601

Equipment, net	-	632
Intangible assets, net	305,469	-
Other assets	-	296,405
TOTAL ASSETS	$806,177	$628,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,262	$4,502
Accrued interest payable	1,250	-
Accrued expenses	191,470	427,293
Loan from stockholder	125,000	125,000
Total current liabilities	323,982	556,795

TOTAL LIABILITIES	323,982	556,795

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Common stock, $0.0001 par value, 500,000,000 shares authorized; 70,351,709 and 70,404,086 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.	7,035	7,040
Additional paid-in capital	4,793,468	3,344,890
Accumulated deficit	(4,322,308)	(3,284,087)
Total stockholders' equity	482,195	71,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,177	$628,638

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Sales	$138,731	$147,950
Cost of sales	23,159	22,241
Gross margin	115,572	125,709

Operating expenses:
General and administrative expenses	1,136,764	1,741,885
Amortization expense	16,078	-
Total operating expenses	1,152,842	1,741,885
Loss from operations	(1,037,270)	(1,616,176)

Other income (expense):
Other expense	(32)	(1,754)
Unrealized loss	-	(5,544)
Total other expense	(32)	(7,298)

Loss before provision for income taxes	(1,037,302)	(1,623,474)

Provision for income taxes	(919)	(1,650)

Net loss	$(1,038,221)	$(1,625,124)

Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic	70,370,431	69,697,059
Diluted	70,370,431	69,697,059

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	40,000,000	$4,000	68,984,086	$6,898	$2,215,020	$(1,658,963)	$566,955
Stock issued for professional services	-	-	865,000	87	714,925	-	715,012
Stock issued for cash	-	-	555,000	55	414,945	-	415,000
Net loss	-	-	-	-	-	(1,625,124)	(1,625,124)
Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843
Stock issued for professional services	-	-	2,406,093	241	1,110,832	-	1,111,073
Stock issued for cash	-	-	631,530	63	337,437	-	337,500
Stock cancelled	-	-	(3,090,000)	(309)	309	-	-
Net loss	-	-	-	-	-	(1,038,221)	(1,038,221)
Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	$(4,322,308)	$482,195

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,038,221)	$(1,625,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	632	741
Amortization expense	16,078	-
Unrealized (gain)/loss from investment in Fvndit & digital assets	-	1,651
Impairment of digital assets	-	3,893
Loss on sale of digital assets	221	-
Stock-based compensation	876,557	1,142,305
Changes in assets and liabilities:
Accounts receivable	3,526	(3,191)
Other current assets	-	(644)
Prepaid expenses	(242,307)	-
Accounts payable	1,760	3,425
Accrued interest payable	1,250	-
Accrued expenses	(1,307)	-
Deferred revenues	-	(613)
Net cash used in operating activities	(381,811)	(477,557)

Cash flows from investing activities:
Sale (purchase) of digital assets	5,886	(10,000)

Net cash provided by (used in) investing activities	5,886	(10,000)

Cash flows from financing activities:
Loan from shareholder	-	125,000
Issuance of common stock for cash	337,500	415,000
Net cash provided by financing activities	337,500	540,000

Net (decrease) increase in cash	(38,425)	52,443

Cash, beginning of the year	295,937	243,494

Cash, end of the year	$257,512	$295,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Income taxes	$919	$1,650

Supplemental disclosure of non-cash flow investing and financing activities:
Accrued stock-based compensation	$234,516	$427,293

Supplemental disclosure of non-cash flow investing and financing activities:
Exchange of Due from Fvndit for intangible assets	$25,142	$-
Receipt of intangible assets for assets	$321,547	$-
Exchange of other assets for intangible assets	$296,405	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - Organization and Basis of Presentation

Organization and Line of Business

Vemanti Group, Inc., (“Vemanti”) was incorporated on April 3, 2014, under the laws of the state of Nevada. VoiceStep Telecom, LLC, a California limited liability company, was formed on January 27, 2005, and originally founded in 2002 (“VoiceStep”). On April 3, 2014, the sole member of VoiceStep exchanged 100% of his membership interest in VoiceStep for 40,000,000 shares of Vemanti’s common stock and 40,000,000 shares of Vemanti’s preferred stock. Vemanti and its wholly owned subsidiary, VoiceStep is hereafter referred to as the “Company.”  The Company closed MedicatedOne a wholly owned subsidiary during the second quarter of 2017.

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

Currently, through VoiceStep, the Company provides a one-stop resource for IP (Internet Protocol) communication needs. VoiceStep’s network offers availability, coverage and flexibility, and enables the following technology solutions: unified communications, data center services, content delivery, voice over IP (VoIP) and cloud computing. VoiceStep's core customer base is largely made up of wholesale International prepaid calling operators. That aspect of its business has eroded drastically due to wide consumer adoption of free messaging apps such as Viber, WhatsApp, Facebook, Facetime, WeChat, etc. Its declined year over year revenues are a result of those wholesale customers slowly exiting the market. It is now focusing mostly on small business customers with better retention.

Management’s Plans

The Company reported net losses in the amount of $1,038,221 and $1,625,124, in 2022 and 2021, respectively, and used cash in operating activities in the amount of $381,811 and $477,557 in 2022 and 2021, respectively. As of December 31, 2022, the Company had cash and positive working capital in the amount of $176,726 and total stockholders’ equity of $482,195.

Due to the global and distributed nature of the workforce, businesses today demands service providers to offer not only simple voice and data services, but also fully integrated productivity and collaboration tools such as Customer Relationship Management (CRM), call center, team and video messaging, and e conferencing  to bring their teams and customers together on one single business communications platform. In order to match those demands, the Company would need to revamp and re-engineer its current platform as well as adding a large team of product and business developers which would require a sizable upfront investment. Currently, the Company simply does not have the capital committed for such development, so there are no plans to further grow VoiceStep’s core business. Furthermore, the market is already saturated with much more established players. Going forward, the Company will focus its business development activities in the fintech sector to achieve future revenues and profits. Management believes it will be able to generate sufficient cash from operating activities to fully operate the Company during 2023 and beyond.

NOTE 2 - Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets and intangible assets. Actual results could differ from those estimates. It is possible that changes in accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2022, and December 31, 2021, the Company had no cash equivalents.

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

Customer Concentration

Four of the Company’s customers account for more than 52% and 49% of total revenue for the years ended December 31, 2022, and 2021, respectively. The total accounts receivable balance for these four customers amounted to $0 as of December 31, 2022, and approximately $2,700 as of December 31, 2021.

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

Intangible Assets

The Company holds intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value.

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review at December 31, 2022, and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and consultants. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments and recognized as an expense over the requisite service period.

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

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

■	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

■

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

■	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At December 31, 2022 and December 31, 2021, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2022, there is no material impact on the Company’s consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31, 2022, there is no material impact on the Company’s consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

NOTE 3 – Digital Assets

The following represents the change in digital assets:

	December 31, 2022	December 31, 2021
Cryptocurrencies
Beginning balance	$6,107	$-
Purchase (sale) of cryptocurrencies	(6,107)	10,000
Impairment	-	(3,893)
Ending balance	$-	$6,107

The Company did not record fair value gains (losses) associated with its digital assets. Cryptocurrencies were classified as intangible assets, and the Company continuously tested these assets for impairment.

NOTE 4 – Equipment

Equipment at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Software licenses	$32,188	$32,188
Computer equipment	17,080	17,080
	49,268	49,268
Less accumulated depreciation	(49,268)	(48,636)
Equipment, net	$-	$632

Depreciation expense was $632 and $741 for the years ended December 31, 2022, and 2021, respectively.

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

Equity Commitment Agreement

On March 11, 2022, the Company entered into an Equity Investment Agreement (the "Equity Agreement”) with Alpha Sigma Capital Fund, LP ("Alpha Sigma Capital” or "Alpha”). The Equity Agreement outlines an investment structure of up to $2M from Alpha into the Company, allowing the Company to immediately accelerate its business initiatives with PVcomBank under its 10-year partnership agreement. On March 15, 2022, the Company received a Put Notice under this Equity Agreement of $200,000 from Alpha for which it issued 381,530 shares of common stock and a warrant allowing the investor to purchase up to $200,000 in common stock until its expiration under the terms described in the Equity Agreement.

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

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both December 31, 2022, and December 31, 2021, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At December 31, 2022, and December 31, 2021, the Company had 70,351,709 shares and 70,404,086 shares of common stock issued and outstanding, respectively.

During the twelve months ended December 31, 2022, the Company issued 631,530 shares of its common stock for cash of $337,500, and 2,406,093 shares of its common stock valued at $1,111,073 to consultants in exchange for professional services.

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

There are no issued or outstanding RSAs.  The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the years ended December 31, 2022, and 2021:

	As of December 31, 2022		As of December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, as of December 31, 2021, and 2020	3,093,000	$0.47	600,000	$0.40
Granted	405,000	$0.78	4,260,000	$0.57
Vested	(1,110,500)	$0.49	(1,647,000)	$0.69
Forfeited	(440,000)	$0.64	(120,000)	$0.63
Non-vested as of December 31, 2022, and 2021	1,947,500	$0.48	3,093,000	$0.47

As of December 31, 2022, there was $963,041 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 2.25 years.  The 1,947,500 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $173,328 and a weighted average remaining contractual term of 1.52 years.

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

On June 16, 2022, pursuant to the terms of a stock purchase agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock currently owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company. As a result of the sale, the Company no longer owns any shares of Fvndit (see note 7).

As of December 31, 2022, and December 31, 2021, this investment had a balance of $0 and $296,405, respectively, and is reflected in other assets on the accompanying consolidated balance sheets.

NOTE 7 – Intangible Assets

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

The change in the intangible assets has been summarized under the following table for the twelve-month period ended December 31, 2022:

Intangible Assets	December 31, 2022	December 31, 2021

Beginning balance	$-	$-
Acquired intangible assets:
Proprietary Information	321,547	-
Impairment	-	-
Amortization	(16,078)	-
Ending balance	$305,469	$-

The proprietary information has a useful life of 10 years and is amortized accordingly. Amortization of intangible assets over the next five years is estimated to be $160,774.

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company has performed an impairment analysis and has determined that there is currently no impairment.

NOTE 8 – Income Taxes

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, 2022, and 2021 is as follows:

	2022		2021
	Amount	Percent	Amount	Percent

Federal statutory rates	$(217,833)	21.00%	$(340,930)	21.00%
State income taxes	918	8.80%	1,650	8.80%
Permanent differences	1,255	21.00%	1,256	21.00%
Valuation allowance	216,578	-20.88%	339,674	-29.72%
Effective rate	$918	0.00%	$1,650	0.00%

As of December 31, 2022, and 2021, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2022, and December 31, 2021. The 2019 to 2022 tax years are still subject to federal audit. The 2018 to 2022 tax years are still subject to state audit.

The Company had $2,092,905 and $2,679,077 of net operating loss carryforwards available as of December 31, 2022, and 2021, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

NOTE 9 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments was $15,364 in 2021. For the twelve months ended December 31, 2022, the total of those health insurance premiums was $17,893. Such costs are reflected as a component of general and administrative expenses on the accompanying consolidated statements of operations. No other payments were made to the CEO in 2021 or for the twelve months ended December 31, 2022.

The Company pays a member of the CEO’s family for technical services. The total of those payments was $53,500 in 2021. For the twelve months ended December 31, 2022, the total of those payments was $60,225. Such costs are reflected as a component of general and administrative expenses on the accompanying consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2022, this loan’s maturity date was extended to August 5, 2023.

NOTE 10 – Commitments and Contingencies

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

NOTE 11 – Subsequent Events

The Company has evaluated subsequent events through March 30, 2023, the date on which the accompanying consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since December 31, 2022, that require recognition or disclosure in the consolidated financial statements except as follows:

On January 30, 2023, the Board authorized the issuance of 172,500 common shares to consultants in exchange for consulting services rendered to the Company.

On March 3, 2023, the Company entered into a contract with Finastra International Limited to provide software and support to further build-out and enhance the Vemanti SME platform in conjunction with its partnership with PVcomBank.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Tan Tran	58	Chief Executive Officer, Director
Stephen R. Jones	56	Chief Financial Officer

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

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter, or control person of the Company has been involved in the following:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Anyone required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2021 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2022 were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers with compensation exceeding $100,000 during 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Tan Tran	2022	$-	-	-	-	$-
	2021	$-	-	-	-	$-

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

Director Compensation

There is currently no agreement or arrangement to pay any of our Directors for their services as directors. For the years ended December 31, 2022, and 2021, no members of our Board of Directors received compensation in their capacity as Directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards as of December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 30, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Vemanti Group, Inc., 7545 Irvine Center Dr., Suite 200, Irvine CA, 93618.

The percentages below are calculated based on 70,524,209 shares of common stock issued and outstanding as of March 30, 2023.

Name of Beneficial Owner	Shares	Percentage	Voting Power %	Total Combined Voting Power %
Executive Officers and Directors:
Tan Tran (1)	Common: 26,655,000	37.8%	37.8%
	Preferred: 40,000,000	100%	100%	90.6%

Stephen R. Jones (2)	Common: 400,000	0.6%	0.6%	0%
	Preferred: 0
All officers and directors as a group of (2 persons)

5% or Greater Holders:

Tan Tran (1)	Common: 26,655,000	37.8%	37.8%
	Preferred: 40,000,000	100%	100%	90.6%

____________

(1)	Each share of Series A Preferred Stock has the right to 10 votes per each share of common stock.
(2)

Mr. Jones was appointed as the Company’s Chief Financial Officer as of September 7, 2021. As of March 30, 2023, he holds 400,000 shares of the Company’s common stock through Edgar Holdings Group Limited.

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

On June 16, 2022, the Company sold all of the shares of Fvndit’s common stock then owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company in consideration for certain assets of Fvndit related to providing a peer-to-peer investment marketplace in Vietnam that matches companies needing working capital funds with investors wishing to provide those funds. As a result of the sale, the Company no longer owns any shares of Fvndit.

Tan Tran served as an Officer and Director for Fvndit from October 2018 until March 2021, when he resigned. Tan Tran is not affiliated with Thomas Duc Tran, who was appointed Chairman, CEO, President, Secretary, and Treasurer of Fvndit on March 16, 2021.

Material Transactions with Related Parties

The Company pays the Chief Executive Officer for professional services. The total of those payments was $0 in 2022 and $0 in 2021.

VoiceStep pays a member of the Chief Executive Officer’s family for technical services. The total of those payments was $60,225 in 2022 and $53,500 in 2021.

On August 6, 2021 (the “Effective Date”), the Company entered into a Loan Agreement (the “Loan Agreement”) with Mr. Tan Tran (the “Lender”), our Chief Executive Officer, Chief Financial Officer, President, and Chairman, pursuant to which the Lender agreed to provide a loan in the principal amount of up to $125,000 (the “Loan”). Subject to the terms of the Loan Agreement, the Company may draw down an amount of the principal amount of the Loan on one or more occasions during a period between the Effective Date and 12 months from the Effective Date by giving written notification to the Lender. The purpose of the funds is to augment working capital for the Company’s wholly owned subsidiary, Vemanti Digital, Ltd. The Loan matures on the date that is 12 months following the Effective Date and bears interest at a rate of one percent (1%) per annum. The maturity date on the loan was extended to August 5, 2023.  The Loan Agreement contains certain events of default. In the event of a default, at its option, the Lender may consider the Loan immediately due and payable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by our independent registered public accounting firm, Ramirez Jimenez International CPAs, for the years ended December 31, 2022, and 2021 were:

	2022	2021
Audit Fees	$64,537	$53,186
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,780	-
Total	$74,317	$53,186

The Audit Fees for the years ended December 31, 2022, and 2021 were for services rendered for audits and quarterly reviews of our consolidated financial statements, consents and assistance with review of documents filed with the SEC.

The Audit-Related Fees for the years ended December 31, 2022, and 2021 were for services rendered for due diligence related to acquisitions and dispositions and employee benefit plan audits and compilations.

The Tax Fees for the years ended December 31, 2022, and 2021 were for professional services related to tax return preparation and review, tax audit assistance, tax planning and tax advice.

All Other Fees for services rendered the years ended December 31, 2022, and 2021 were for miscellaneous services rendered.

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. See (b) Exhibits, which follows.

(b) Exhibits.

Exhibit Number	Description of Document

3.1*	Articles of Incorporation of VoiceStep Telecom, LLC dated January 27, 2005.

3.2*	Articles of Incorporation of the Company dated April 3, 2014.

3.4*	Certificate of Amendment to the Articles of Incorporation of the Company dated May 1, 2014.

3.5*	Bylaws of the Company.

4.1****	Warrant Agreement dated March 11, 2022 issued by Vemanti Group Inc. to Alpha Sigma Capital Fund, LP

10.1*	Membership Interest Purchase Agreement between Mark Wehberg and Tan Tran dated January 22, 2014.

10.2*	Contribution Agreement between the Company and Tan Tran dated April 3, 2014.

10.3*	Note Agreement between the Company and Chopp, Inc. dated July 17, 2018.

10.4*	Note Cancellation Agreement between the Company and Chopp. Inc. dated June 27, 2019.

10.5*	Definitive Agreement between the Company, eLoan Joint Stock Company, eLoan Qualified Shareholders, eLoan Holdings Vietnam Joint Stock Company and Directus Holdings, Inc. dated July 10, 2018.

10.6*	Investment Agreement (short form) between the Company, eLoan Joint Stock Company and the eLoan Qualified Shareholders dated January 26, 2018.

10.7*	Loan Agreement between the Company and Fvndit, Inc. dated August 9, 2019.

10.8*	Form of VoiceStep Business Communications Service Agreement.

10.9**	Loan Agreement between the Company and Mr. Tan Tran dated August 6, 2021.

10.10***	Equity Financing Agreement dated October 25, 2022, by and between Vemanti Group Inc., and Jefferson Street Capital, LLC.

10.11***	Registration Rights Agreement, dated October 25, 2022, by and between Vemanti Group Inc., and Jefferson Street Capital, LLC.

10.12****	Equity Commitment Agreement, dated March 11, 2022, by and between Vemanti Group Inc., and Alpha Sigma Capital Fund, LP

10.13	2015 Equity Incentive Plan

21.1	List of subsidiaries of the Company

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference to an exhibit to our Form 10 filed with the SEC on April 9, 2021.

** Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on August 12, 2021.

*** Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on November 9, 2022.

****Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on March 11, 2022

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEMANTI GROUP, INC.

Dated: March 30, 2023	By:	/s/ Tan Tran
Tan Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tan Tran
Title:	Director
Date:	March 30, 2023

