Form 10-Q
period 2023-03-31
Vemanti Group, Inc.
filed 2023-05-15
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2023

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

As of May 15, 2023, the registrant had 71,165,503 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

- 3 -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$198,232	$257,512
Accounts Receivable, net	2,653	889
Prepaid Expenses	151,250	242,307
Total Current Assets	352,135	500,708

Non-Current Assets:
Intangible Assets, net	297,430	305,469
Total Non-Current Assets	297,430	305,469

TOTAL ASSETS	$649,565	$806,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$29,725	$6,262
Accrued Interest Payable	1,250	1,250
Accrued Expenses	222,953	191,470
Other Current Liabilities	51,280	-
Loan from Stockholder	125,000	125,000
Total Current Liabilities	430,208	323,982

TOTAL LAIBILITIES	430,208	323,982

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 70,524,209 and 70,351,709 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.	7,051	7,035
Additional Paid-in-Capital	4,885,679	4,793,468
Accumulated Deficit	(4,677,373)	(4,322,308)
Total Stockholders’ Equity	219,357	482,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$649,565	$806,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Sales	$30,322	$37,600
Cost of Sales	5,531	5,521
Gross Margin	24,791	32,079

Operating Expenses:
General and Administrative	372,295	328,950
Amortization	8,039	-
Depreciation	-	185
Total Operating Expenses	380,334	329,135

Loss from Operations	(355,543)	(297,056)

Other Income (Expense):
Other Income (Expense)	478	621
Total Other Expense	478	621

Loss before Provision for Income Taxes	(355,065)	(296,435)

Provision for Income Taxes	-	-

Net Loss	$(355,065)	(296,435)

Loss per Share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic	70,466,709	70,953,905
Diluted	70,466,709	70,953,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	$(4,322,308)	$482,195

Stock Issued for Services	-	-	172,500	16	92,211	-	92,227
Net Loss	-	-	-	-	-	(355,065)	(355,065)

Balance, March 31, 2023	40,000,000	$4,000	70,524,209	$7,051	$4,885,679	$(4,677,373)	$219,357

For the Three Months Ended March 31, 2022	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843

Stock Issued for Cash	-	-	631,530	63	337,437	-	337,500
Stock Issued for Services	-	-	484,214	48	336,342	-	336,390
Net Loss	-	-	-	-	-	(296,435)	(296,435)

Balance, March 31, 2022	40,000,000	$4,000	71,519,830	$7,151	$4,018,669	$(3,580,522)	$449,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:

Net Loss	$(355,065)	$(296,435)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	184
Amortization	8,039	-
Stock-Based Compensation	123,710	188,912

Changes in Assets and Liabilities:
Accounts Receivable	(1,764)	3,008
Pre-Paid Expenses	91,057	-
Accounts Payable	23,463	5,681
Other Current Liabilities	51,280	-
Net Cash Used in Operating Activities	(59,280)	(98,650)

Cash Flows from Financing Activities:

Issuance of Common Stock for Cash	-	337,500

Net Cash provided by Financing Activities	-	337,500

Net Increase (Decrease) in Cash	(59,280)	238,850

Cash, Beginning of the Period	257,512	295,937
Cash, End of the Period	$198,232	$534,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, and notes thereto. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets and intangible assets.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2023, and December 31, 2022, the Company had no cash equivalents.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Equipment

Equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment was provided using the straight-line method for substantially all assets with estimated lives as follows:

Software licenses	5 years
Computer equipment	5 years

Equipment became fully depreciated as of December 31, 2022.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2023, and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At March 31, 2023 and December 31, 2022, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, December 31,2022, and at March 31, 2023, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, December 31,2022, and at March 31, 2023, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

NOTE 2 – Digital Assets

The following represents the change in digital assets:

Cryptocurrencies	March 31, 2023	December 31, 2022

Beginning balance	$-	$6,107
Purchase (sale) of cryptocurrencies	-	(6,107)
Impairment	-	-
Ending balance	$-	$-

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On August 24, 2022, the Company engaged Network 1 Financial Securities, Inc. to act as its exclusive financial advisor on a capital raise of up to twenty million ($20,000,000) and its up list to the NASDAQ or NYSE. As part of the agreement, the Company paid a non-refundable equity fee (the “Advisory Fee”) of seven hundred and fifty thousand shares (750,000) shares of common stock of the Company deliverable at the time of signing this engagement agreement and two hundred and fifty thousand (250,000) shares of common stock of the Company deliverable ninety (90) days after signing the engagement agreement. As an additional compensation for Network 1’s services, the Company shall issue Network 1 at each closing, cashless warrants to purchase the number of shares of common stock of the Company equal to eight percent (8.0%) of the aggregate number of shares of common stock sold in each placement. No cashless warrants were issued to Network 1 as of March 31, 2023 and December 31, 2022.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both March 31, 2023, and December 31, 2022, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At March 31, 2023, and December 31, 2022, the Company had 70,524,209 shares and 70,351,709 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 172,500 shares of its common stock valued at $92,227 to consultants in exchange for professional services.

Stock Incentive Plan

On March 25, 2015, the Company adopted a stock incentive plan. This plan allows the Board of Directors to issue up to 5,000,000 shares of common stock to employees, directors, or consultants of the Company or its affiliates under terms determined by the Board of Directors. This plan automatically terminates ten years from its date of adoption. As of the date of this report, no stock has been issued under the 2015 Plan.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended March 31, 2023 and 2022:

	As of March 31, 2023		As of March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2022, and 2021	1,947,500	$0.48	3,093,000	$0.47

Granted	600,000	$0.13	300,000	$0.81
Vested	(422,500)	$0.29	(550,000)	$0.65
Forfeit	(75,000)	$0.33	(200,000)	$0.99

Non-Vested, as of March 31, 2023, and 2022	2,050,000	$0.42	2,643,000	$0.43

As of March 31, 2023, there was $890,885 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 2 years. The 2,050,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $584,250 and a weighted average remaining contractual term of 1.27 years.

NOTE 4 – Investment in Fvndit, Inc. (formerly Directus Holdings, Inc.)

On November 13, 2018, the Company purchased a 20% investment in Directus Holdings, Inc., which owns eLoan, JSC (“eLoan”), a fintech company based in Vietnam, for $300,000. Half of the investment was made through a cash payment of $150,000, and the remaining half of the investment was made through the issuance of 1,252,086 shares of Vemanti Group’s common stock to the Founders of eLoan. On December 19, 2018, Directus Holdings, Inc. filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada for its corporation name to be changed to Fvndit, Inc.

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

As of March 31, 2023, and December 31, 2022, this investment had a balance of $0.

NOTE 5 – Intangible Assets

On June 16, 2022, pursuant to the terms of a stock purchase agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock then owned by the Company and certain accounts receivable that were due from Fvndit to the Company. As consideration for the sale of the shares and the accounts receivable to Fvndit, the Company acquired all rights to certain proprietary information and copyrights associated with Fvndit’s online investment marketplace business in Vietnam, the right to the name Fvndit, ownership of the “fvndit.com” domain name, and certain information related to Fvndit’s customers.

The change in the intangible assets has been summarized under the following table for the three-month period ended March 31, 2023:

Intangible Assets	March 31, 2023	December 31, 2022

Beginning balance	$305,469	$-
Acquired Intangible Assets:
Proprietary Information	-	321,547
Amortization	(8,039)	(16,078)
Ending balance	$297,430	$305,469

The proprietary information has a useful life of 10 years and is amortized accordingly.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments for the three months ended March 31, 2023 and 2022 were $3,690 and $3,413, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations. No other payments were made to the CEO in 2022 or for the three months ended March 31, 2023.

The Company pays a member of the CEO’s family for technical services. The total of those payments for the three months ended March 31, 2023 and 2022 were $15,045 and $15,282, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through May 15, 2023, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since March 31, 2023, that require recognition or disclosure in the consolidated financial statements except as follows:

On April 3, 2023, the Board authorized the issuance of 250,000 common shares in exchange for cash in the amount of $50,000.

On April 17, 2023, the Board authorized the issuance of 172,500 common shares in exchange for consulting services rendered to the Company.

On April 18, 2023, Vemanti entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Benjamin Liu and James Sun (the “Sellers”), as the sole shareholders of DevBlock Technologies, Inc., a Delaware corporation (the “DevBlock”), whereby, on the terms and subject to the conditions stated therein, Vemanti will acquire the DevBlock. DevBlock is a technology platform and development company based in Seattle, Washington that specializes in artificial intelligence, machine learning, blockchain, and cloud computing.

On May 4, 2023, under the terms of the Equity Financing Agreement dated October 25, 2022 between the Company and Jefferson Street Capital LLC, the Company drew down $50,000 on the equity line of credit in exchange for 218,794 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

For the three months ended March 31, 2023, and 2022, we recognized approximately $30,322 and $37,600, respectively, in sales. For the three months ended March 31, 2023, and 2022, we incurred a net loss of $355,065 and $296,435, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $59,280 and had a net loss from operations of $355,543 and an accumulated deficit of $4,677,373 as of and for the three months ended March 31, 2023.

As further described below, the decrease in sales and increase in net loss was mainly due to a loss of two customers as well as lower call usage, and increased expenses.

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

Recent Developments

SAAS Agreement

On March 3, 2023, we entered into a Framework SaaS Agreement (the “SaaS Agreement”) with Finastra International Limited, a limited corporation organized under the laws of Wales and the United Kingdom (“Finastra”). The SaaS Agreement will only become effective upon our shares being listed on the Nasdaq Capital Market on or before May 22, 2023 and will have a term of seven years. If we are not successful in having our shares listed on the Nasdaq Capital Market on or before May 22, 2023, the SaaS Agreement has no force and effect.

If the SaaS Agreement becomes effective, Finastra will license its software and provide development services, SaaS services, maintenance services and other services to us.

Stock Purchase Agreement

On April 18, 2023, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Benjamin Liu and James Sun (the “Sellers”), as the sole shareholders of DevBlock Technologies, Inc., a Delaware corporation (“DevBlock”), whereby, on the terms and subject to the conditions stated therein, Vemanti will acquire DevBlock.

DevBlock is a technology platform and development company based in Seattle, Washington that specializes in artificial intelligence, machine learning, blockchain, and cloud computing.

This transaction is expected to close on or about June 30, 2023.

Senior Promissory Note

On May 10, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company, (“FirstFire”) pursuant to which we issued a twelve (12) month, 9% interest per annum, secured promissory note in the principal amount of $162,750, issued with an original issue discount of $12,750 such that the purchase price was $150,000 (the “Note”) and a common stock purchase warrant (the “Warrant”) to acquire 350,000 shares of common stock of the Company.

The Note is convertible into common stock of the Company at any time after 6 months from issuance, provided that no such conversion may be made that would result in beneficial ownership by FirstFire and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the Note is $0.225, subject to customary adjustments.

We can prepay the Note any time prior to the maturity date or an event of default in the amount equal to 105% of the then outstanding principal and accrued and unpaid interest.

Upon the occurrence of an event of default, as described in the Note, the Note will become immediately due and payable at a default interest rate of 110% of the then outstanding principal amount and accrued interest of the Note. Events of default include, but are not limited to, a failure to pay the Note when due, the failure of the Company to instruct its transfer agent to issue unlegended certificates, the shares no longer publicly being traded or if the Company becomes insolvent.

If the Company engages in capital raising transactions prior to May 9, 2024, FirstFire has the right to purchase up to $162,750 of the new securities.

The Warrant entitles FirstFire to purchase up to 350,000 shares of common stock of the Company until May 9, 2028 at an exercise price of $0.225 per share, subject to customary adjustments. The Warrant provides for cashless exercise for up to 50% of the total number of warrant shares if the market price of one share of common stock is greater than the exercise price, unless there is an effective registration statement of the Company at the time of exercise which covers the warrant shares at prevailing market prices.

The proceeds from the sale of the Note and Warrant are for general working capital.

The foregoing descriptions of the Purchase Agreement, the Note, and the Warrant are qualified in their entirety by reference to the full text of the Purchase Agreement, the Note, and the Warrant, copies of which are attached hereto as Exhibits 10.17, 10.18, and 4.2, respectively, each of which is incorporated herein in its entirety by reference.

Equity Financing Agreement Draw Down

On May 4, 2023, under the terms of the Equity Financing Agreement dated October 25, 2022 between the Company and Jefferson Street Capital LLC, the Company drew down $50,000 on the equity line of credit in exchange for 218,794 shares.

Results of Operations

The three months ended March 31, 2023, compared to the three months ended March 31, 2022

	2023	2022
	Amount	Amount

Sales	$30,322	$37,600
Cost of Sales	5,531	5,521
Gross Profit	24,791	32,079
Total Other Income (Expense)	478	436
Total Operating Expenses	380,334	328,950

Net Loss	$(355,065)	$(296,435)

Revenues

Revenues were $30,322 for the three months ended March 31, 2023, a decrease of $7,278 or 19.4%, compared to $37,600 in the same period of last year. The decrease was due to a loss of two customers as well as lower call usage.

Gross Profit and Gross Profit Margin

Gross profit was $24,791 for the three months ended March 31, 2023, compared to $32,079 in the same period of 2022. The decrease was to lower revenues as well as an increase in costs from our primary telecom providers. Gross margin was 82% and 85% for the three months ended March 31, 2023 and 2022, respectively. The slight decrease in gross margin was driven by increased costs from our primary telecom providers.

Operating Expenses

Operating expenses were $380,334 for the three months ended March 31, 2023, compared to $328,950 for the same period in 2022, representing an increase of 16%, or $51,384. The increase was mainly due to the expenses and stock-based compensation paid to outside consultants and contractors related to the Company’s development and investment in its digital banking initiative and partnership with PVcom Bank.

Operating Loss

Total operating loss was $355,543 for the three months ended March 31, 2023, compared to $296,871 in the same period of 2022, representing an increase of $58,672 or 20%. The increase was mainly due to increased expenses and stock-based compensation paid to outside consultants and contractors related to the development and investment the Company’s digital banking initiative and partnership with PVcom Bank as well as the decrease in revenue from the loss of two customers.

As of March 31, 2023, and 2022, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2023, and December 31, 2022. The 2019 to 2022 tax years are still subject to federal audit. The 2018 to 2022 tax years are still subject to state audit.

The Company had $2,092,905 and $2,679,077 of net operating loss carryforwards available as of December 31, 2022, and 2021, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $355,065 for the three months ended March 31, 2022, compared to a net loss of $296,435 for the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs. We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash balance and operating cash flows.

However, the Company may choose to raise additional capital through a debt or equity financing in order to pursue additional acquisition or strategic investment opportunities. Additional capital, if required, may not be available on reasonable terms, if at all.

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Three Months Ended March 31,
	2023	2022

Net Cash used in Operating Activities	$59,280	$98,650
Net Cash provided by Financing Activities	-	337,500
Cash at the beginning of the Period	257,512	295,937
Cash at the end of the Period	$198,232	$534,787

Operating Activities

Net cash used in operating activities was $59,280 for the three months ended March 31, 2023, as compared to $98,650 used in operating activities for the three months ended March 31, 2022, primarily due to the increased net losses incurred.

Investing Activities

There was no net cash used in investing activities for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2023, compared to $337,500 for the three months ended March 31, 2022 due to the Company not issuing and additional shares for cash.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.2	Common Stock Purchase Warrant, dated May 9, 2023, by and between Vemanti Group Inc. and FirstFire Global Opportunities Fund, LLC
10.17	Securities Purchase Agreement, dated May 9, 2023, by and between Vemanti Group Inc. and FirstFire Global Opportunities Fund, LLC
10.18	Senior Promissory Note, dated May 9, 2023, by and between Vemanti Group Inc. and FirstFire Global Opportunities Fund, LLC
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEMANTI GROUP INC.

Date: May 15, 2023	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer

