Form 10-Q
period 2023-06-30
Vemanti Group, Inc.
filed 2023-08-14
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2023

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

As of August 14, 2023, the registrant had 71,865,503 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 (UNAUDITED)

F - 1

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$230,893	$257,512
Accounts Receivable, net	16,181	889
Prepaid Expenses	57,719	242,307
Total Current Assets	304,793	500,708

Non-Current Assets:
Intangible Assets, net	289,391	305,469
Total Non-Current Assets	289,391	305,469

TOTAL ASSETS	$594,184	$806,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,054	$6,262
Accrued Interest Payable	4,418	1,250
Accrued Expenses	90,087	191,470
Note Payable	151,851	-
Loan from Stockholder	125,000	125,000
Total Current Liabilities	384,410	323,982

TOTAL LAIBILITIES	384,410	323,982

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding	4,000	4,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 71,715,503, and 70,351,709, shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	7,172	7,035
Additional Paid-in-Capital	5,214,906	4,793,468
Accumulated Deficit	(5,016,304)	(4,322,308)
Total Stockholders' Equity	209,774	482,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$594,184	$806,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 2

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Sales	$41,904	$36,181	$72,226	$73,781
Cost of Sales	5,361	6,652	10,892	12,173
Gross Margin	36,543	29,529	61,334	61,608

Operating Expenses:
General and Administrative	363,044	293,824	735,339	622,774
Amortization	8,039	-	16,078	-
Total Operating Expenses	371,083	293,824	751,417	622,774

Loss from Operations	(334,540)	(264,295)	(690,083)	(561,166)

Other Income (Expense):
Other Income	627	234	1,105	670
Interest Expense	(5,018)	(13)	(5,018)	(13)
Loss on sale of digital assets	-	(221)	-	(221)
Total Other Income (Expense)	(4,391)	-	(3,913)	436

Loss before Provision for Income Taxes	(338,931)	(264,295)	(693,996)	(560,730)

Provision for Income Taxes	-	-	-	-

Net Loss	$(338,931)	(264,295)	$(693,996)	(560,730)

Loss per Share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic	71,360,723	71,683,540	70,911,564	71,319,834
Diluted	71,360,723	71,683,540	70,911,564	71,319,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 3

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2023	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	$(4,322,308)	$482,195

Stock Issued for Cash	-	-	468,794	47	99,953	-	100,000
Stock Issued for Services	-	-	895,000	90	321,485	-	321,575
Net Loss	-	-	-	-	-	(693,996)	(693,996)

Balance, June 30, 2023	40,000,000	$4,000	71,715,503	$7,172	$5,214,906	$(5,016,304)	$209,774

For the Six Months Ended June 30, 2022	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843

Stock Issued for Cash	-	-	631,530	63	337,437	-	337,500
Stock Issued for Services	-	-	668,388	67	428,513	-	428,580
Net Loss	-	-	-	-	-	(560,730)	(560,730)

Balance, June 30, 2022	40,000,000	$4,000	71,704,004	$7,170	$4,110,840	$(3,844,817)	$277,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 4

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:

Net Loss	$(693,996)	$(560,730)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	371
Loss on Sale of Digital Assets	-	221
Amortization	16,078	-
Stock-Based Compensation	220,192	344,119
Amortization of Debt Discount	1,851	-
Changes in Assets and Liabilities:
Accounts Receivable	(15,292)	(3,191)
Prepaid Expenses	184,588	-
Accounts Payable	6,792	15,727
Accrued Interest Payable	3,168	-

Net Cash Used in Operating Activities	(276,619)	(203,483)

Cash Flows from Investing Activities:

Sale of Digital Assets	-	5,886

Net Cash provided by Investing Activities	-	5,886

Cash Flows from Financing Activities:

Proceeds from Note Payable	150,000	-
Issuance of Common Stock for Cash	100,000	337,500

Net Cash provided by Financing Activities	250,000	337,500

Net Increase (Decrease) in Cash	(26,619)	139,903

Cash, Beginning of the Period	257,512	295,937
Cash, End of the Period	$230,893	$435,840

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$13

Supplemental disclosure of non-cash flow investing and financing activites:
Exchange of Due from Fvndit for intangible assets	$-	$25,142
Exchange of intangible assets for assets	$-	$321,547
Exchange of Investment in Fvndit for intangible assets	$-	$296,405
Accrued stock-based compensation	$101,383	$234,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 5

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, and notes thereto. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of intangible assets.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of intangible assets. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2023, and December 31, 2022, the Company had no cash equivalents.

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

F - 6

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review at June 30, 2023, and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

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

F - 7

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, current liabilities, and notes payable each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At June 30, 2023 and December 31, 2022, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

Management does not believe any recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

F - 8

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – Digital Assets

The following represents the change in digital assets:

Cryptocurrencies	June 30, 2023	December 31, 2022

Beginning balance	$-	$6,107
Purchase (sale) of cryptocurrencies	-	(6,107)
Impairment	-	-
Ending balance	$-	$-

The Company did not record fair value gains (losses) associated with its digital assets. Cryptocurrencies were classified as intangible assets, and the Company continuously tested these assets for impairment.

NOTE 3 – Stockholders’ Equity

Members’ Interest

VoiceStep is governed by the terms and conditions of the Limited Liability Company Agreement ("the Agreement") dated May 3, 2005, as amended on January 27, 2014. VoiceStep shall continue until terminated in accordance with the terms of the Agreement or as provided by law, including events of dissolution. VoiceStep shall be dissolved only upon any of the following events: (i) the vote of Member(s) holding a majority to the dissolution and winding up of VoiceStep, (ii) the entry of a decree of judicial dissolution of VoiceStep and (iii) at any time there are no Member(s), subject to remedy within 90 days of occurrence of termination event by the last remaining Member in writing.

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

On August 24, 2022, the Company engaged Network 1 Financial Securities, Inc. to act as its exclusive financial advisor on a capital raise of up to twenty million ($20,000,000) and its potential up list to the NASDAQ or NYSE. As part of the agreement, the Company paid a non-refundable equity fee (the “Advisory Fee”) of seven hundred and fifty thousand shares (750,000) shares of common stock of the Company deliverable at the time of signing this engagement agreement and two hundred and fifty thousand (250,000) shares of common stock of the Company deliverable ninety (90) days after signing the engagement agreement.  As an additional compensation for Network 1’s services, the Company shall issue Network 1 at each closing, cashless warrants the number of shares of common stock of the Company equal to eight percent (8.0%) of the aggregate number of shares of common stock sold in each placement. No cashless warrants were issued to Network 1 as of June 30, 2023 and December 31, 2022.

F - 9

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both June 30, 2023, and December 31, 2022, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At June 30, 2023, and December 31, 2022, the Company had 71,715,503 shares and 70,351,709 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued 895,000 shares of its common stock valued at $321,575 to consultants in exchange for professional services.

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

Time-Based Restricted Stock

Time-based restricted stock units (“RSU”) and restricted stock awards (“RSA”) granted to contractors and vendors typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the vesting or lapse of the restrictions, as applicable. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied.

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended June 30, 2023 and 2022:

	As of June 30, 2023		As of June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2022, and 2021	1,947,500	$0.48	3,093,000	$0.47

Granted	600,000	$0.13	405,000	$0.78
Vested	(722,500)	$0.30	(797,500)	$0.60
Forfeit	(150,000)	$0.33	(290,000)	$0.80

Non-Vested, as of June 30, 2023, and 2022	1,675,000	$0.45	2,410,500	$0.44

As of June 30, 2023, there was $770,540 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 2 years. The 1,675,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of 320,763 and a weighted average remaining contractual term of 1.09 years.

F - 10

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

As of June 30, 2023, and December 31, 2022, this investment had a balance of $0.

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

The change in the intangible assets has been summarized under the following table for the six-month period ended June 30, 2023:

Intangible Assets	June 30, 2023	December 31, 2022

Beginning balance	$305,469	$-
Acquired Intangible Assets:
Proprietary Information	-	321,547
Amortization	(16,078)	(16,078)
Ending balance	$289,391	$305,469

The proprietary information has a useful life of 10 years and is amortized accordingly.

NOTE 6 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments for the three months and six months ended June 30, 2023 were $4,723 and $8,413, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations. No other payments were made to the CEO in 2022 or for the six months ended June 30, 2023.

The Company pays a member of the CEO’s family for technical services. The total of those payments for the three months and six months ended June 30, 2023 were $10,500 and $21,000, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. This loan’s maturity date was subsequently extended (see note 9).

F - 11

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

NOTE 8 – Note Payable

On May 9, 2023 (“Issue Date”), the Company entered into a senior promissory note with Firstfire Global Opportunities Fund, LLC (“Firstfire”), a Delaware limited liability company for the principal sum of $162,750 (the “Principal Amount”). This Note was issued with an original issue discount in the amount of $12,750 (the “OID”) such that the actual amount of the purchase price is $150,000. The Company shall pay interest on the unpaid Principal Amount at the rate of nine percent (9%) (the “Interest Rate”) per annum from the Issue Date until the note becomes due and payable. The maturity date shall be twelve (12) months from the Issue Date (the “Maturity Date”), and is the date upon which the Principal Amount (which includes the OID) and any accrued and unpaid interest and other fees, shall be due and payable.

Firstfire has the right, on any calendar day, at any time on or following the date that is six (6) calendar months after the Issue Date to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of Common Stock at a conversion price of $0.225 per share.

Under the terms of the note, the Company is required to comply with certain financial and nonfinancial covenants. Any failure by the Company to comply with these covenants and any other obligations under the agreement could result in an event of default, which allows Firstfire to accelerate the repayments of the amounts owed. As of June 30, 2023, the Company is compliant with its financial covenants.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events through August 14, 2023, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since June 30, 2023, that require recognition or disclosure in the consolidated financial statements except as follows:

As previously disclosed, on April 18, 2023, Vemanti Group, Inc., entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Benjamin Liu and James Sun (the “Sellers”), as the sole shareholders of DevBlock Technologies, Inc., a Delaware corporation (the “Corporation”), whereby, on the terms and subject to the conditions stated therein, Vemanti will acquire the Corporation.

On July 1, 2023, Vemanti and the Sellers entered into that certain Amendment to the Stock Purchase Agreement (the “Amendment”), which amends the Stock Purchase Agreement to change the outside closing date in Section 7.01(c) of the Stock Purchase Agreement from June 30, 2023 to July 31, 2023 (the “Outside Date”). As of the date hereof, the Outside Date was reached, however, the Stock Purchase Agreement, as amended, does not provide for automatic termination in this event and neither Vemanti or the Sellers have sent, or currently intend to send, a notice terminating the Stock Purchase Agreement. All parties are still working to meet their respective closing conditions.

On July 31, 2023, the Loan from Stockholder’s maturity date was extended to August 5, 2024.

F - 12

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

For the six months ended June 30, 2023, and 2022, we recognized $72,226 and $73,781, respectively, in sales.  For the six-month period ended June 30, 2023, and 2022, we incurred a net loss of $693,996 and $560,730, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $276,619 and had a net loss from operations of $690,083 and an accumulated deficit of $5,016,304 as of and for the six months ended June 30, 2023.

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

On May 31, 2023, the Company executed a variation agreement extending the Effective Date of the SaaS agreement to June 22, 2023 (the “Extension”). Except as modified by the Extension, all terms and conditions of the SaaS Agreement shall remain in full force and effect.  As of this filing, the parties remain committed to honoring the contract when the Company’s shares are listed on the Nasdaq Capital Market.

If the SaaS Agreement becomes effective, Finastra will license its software and provide development services, SaaS services, maintenance services and other services to us.

Stock Purchase Agreement

On April 18, 2023, Vemanti Group, Inc., entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Benjamin Liu and James Sun (the “Sellers”), as the sole shareholders of DevBlock Technologies, Inc., a Delaware corporation (the “Corporation”), whereby, on the terms and subject to the conditions stated therein, Vemanti will acquire the Corporation.

The Corporation is a technology platform and development company based in Seattle, Washington that specializes in artificial intelligence, machine learning, blockchain, and cloud computing.

This transaction was expected to close on June 30, 2023, but the parties extended until July 31, 2023. The Stock Purchase Agreement, as amended, does not provide for automatic termination in this event and neither Vemanti or the Sellers have sent, or currently intend to send, a notice terminating the Stock Purchase Agreement. All parties remain committed to closing the transaction.

Results of Operations

The six months ended June 30, 2023, compared to the six months ended June 30, 2022

	2023	2022
	Amount	Amount

Sales	$72,226	$73,781
Cost of Sales	10,892	12,173
Gross Profit	61,334	61,608
Total Other Income (Expense)	(3,913)	436
Total Operating Expenses	755,339	622,774
Income Taxes	-	-
Net Loss	$(693,996)	$(560,730)

Revenues

Revenues were $72,226 for the six months ended June 30, 2023, a decrease of $1,555 or 2.1%, compared to $73,781 in the same period of last year. The slight decrease was due to lower call usage.

Gross Profit and Gross Profit Margin

Gross profit was $61,334 for the six months ended June 30, 2023, compared to $61,608 in the same period of 2022.  The decrease was due to lower revenues from lower call volume. Gross margin was 85% and 84% for the six months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses were $755,339 for the six months ended June 30, 2023, compared to $622,774 for the same period in 2022, representing an increase of 21.3%, or $132,565. The increase was mainly due to the expenses and stock-based compensation paid to outside consultants and contractors related to the DevBlock acquisition and the Company’s Reg A filing.

Operating Loss

Total operating loss was $ 690,083 for the six months ended June 30, 2023, compared to $561,166 in the same period of 2022, representing an increase of $128,917 or 23%. The increase was mainly due to increased expenses and stock-based compensation paid to outside consultants and contractors related to the DevBlock acquisition and the Company’s Reg A filing.

As of June 30, 2023, and 2022, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2023 and December 31, 2022.  The 2019 to 2022 tax years are still subject to federal audit. The 2018 to 2022 tax years are still subject to state audit.

The Company had $2,092,905 and $2,679,077 of net operating loss carryforwards available as of December 31, 2022, and 2021, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $ 693,996 for the six months ended June 30, 2023, compared to a net loss of $560,730 for the same period in 2022.

The three months ended June 30, 2023, compared to the three months ended June 30, 2022

	2023	2022
	Amount	Amount

Sales	$41,904	$36,181
Cost of Sales	5,361	6,652
Gross Profit	36,543	29,529
Total Other Income (Expense)	(4,391)	-
Total Operating Expenses	363,044	293,824
Income Taxes	-	-
Net Loss	$(338,931)	$(264,295)

Revenues

Revenues were $41,904 for the three months ended June 30, 2023, an increase of $5,723 or 15.8%, compared to $36,181 in the same period of last year. The increase was due to increased prices for the services provided. While sales have increased due to the higher prices, we expect sales to remain at relatively the same levels as previous years as the Company is not adding customers.

Gross Profit and Gross Profit Margin

Gross profit was $36,543 for the three months ended June 30, 2023, compared to $29,529 in the same period of 2022. The increase was due to higher rates charged for the services offered. Gross margin was 87% and 82% for the three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses were $363,044 for the three months ended June 30, 2023, compared to $293,824 for the same period in 2022, representing an increase of 23.6%, or $69,220. The increase was mainly due to the expenses and stock-based compensation paid to outside consultants and contractors related to the DevBlock acquisition and the Company’s Reg A filing.

Operating Loss

Total operating loss was $334,540 for the three months ended June 30, 2023, compared to $264,295 in the same period of 2022, representing an increase of $70,245 or 26.6%. The increase was mainly due to increased expenses and stock-based compensation paid to outside consultants and contractors related to the DevBlock acquisition and the Company’s Reg A filing.

Net Loss

As a result of the above factors, we had a net loss of $338,931 for the three months ended June 30, 2023, compared to a net loss of $264,295 for the same period in 2022.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Six Months Ended June 30,
	2023	2022

Net Cash used in Operating Activities	$(276,619)	$(203,483)
Net Cash provided by Investing Activities	-	5,886
Net Cash provided by Financing Activities	250,000	337,500
Cash at the beginning of the Period	257,512	295,937
Cash at the end of the Period	$230,893	$435,840

Operating Activities

Net cash used in operating activities was $276,619 for the six months ended June 30, 2023, as compared to $203,483 used in operating activities for the six months ended June 30, 2022, primarily due to the increased net losses incurred.

Investing Activities

There were no investing activities for the six months ended June 30, 2023, while the Company disposed of a digital asset during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $250,000 for the six months ended June 30, 2023, compared to $337,500 for the six months ended June 30, 2022 was due to the Company issuing shares for cash and entering into a one year loan agreement.

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

VEMANTI GROUP INC.

Date: August 14, 2023	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer

