Form 10-Q
period 2023-09-30
Vemanti Group, Inc.
filed 2023-11-14
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2023

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

As of November 14, 2023, the registrant had 72,315,503 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$180,809	$257,512
Accounts Receivable, net	18,766	889
Prepaid Expenses	-	242,307
Total Current Assets	199,575	500,708

Non-Current Assets:
Intangible Assets, net	281,352	305,469
Total Non-Current Assets	281,352	305,469

TOTAL ASSETS	$480,927	$806,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$16,502	$6,262
Accrued Interest Payable	8,343	1,250
Accrued Expenses	109,446	191,470
Note Payable	154,995	-
Loan from Stockholder	125,000	125,000
Total Current Liabilities	414,286	323,982

TOTAL LIABILITIES	414,286	323,982

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 71,865,503 and 70,351,709 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	7,187	7,035
Additional Paid-in-Capital	5,291,346	4,793,468
Accumulated Deficit	(5,235,892)	(4,322,308)
Total Stockholders' Equity	66,641	482,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$480,927	$806,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$33,192	$35,099	$105,417	$108,880
Cost of Sales	6,160	5,229	17,052	17,402
Gross Margin	27,032	29,870	88,365	91,478

Operating Expenses:
General and Administrative	230,654	239,870	965,993	862,644
Amortization	8,039	8,039	24,117	8,039
Total Operating Expenses	238,693	247,909	990,110	870,683

Loss from Operations	(211,661)	(218,039)	(901,745)	(779,205)

Other Income (Expense):
Other Income	-	877	1,104	1,547
Interest Expense	(7,082)	(19)	(12,099)	(32)
Impairment of digital assets	-	-	-	(221)
Total Other Income (Expense)	(7,082)	858	(10,995)	1,294

Loss before Provision for Income Taxes	(218,743)	(217,181)	(912,740)	(777,911)

Provision for Income Taxes	844	-	844	-

Net Loss	$(219,587)	(217,181)	$(913,584)	(777,911)

Loss per Share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic	71,808,948	69,179,880	71,213,807	70,617,169
Diluted	71,808,948	69,179,880	71,213,807	70,617,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2023	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	$(4,322,308)	$482,195

Stock Issued for Cash	-	-	468,794	47	99,953	-	100,000
Stock Issued for Services	-	-	1,045,000	105	397,925	-	398,030
Net Loss	-	-	-	-	-	(913,584)	(913,584)

Balance, September 30, 2023	40,000,000	$4,000	71,865,503	$7,187	$5,291,346	$(5,235,892)	$66,641

For the Nine Months Ended September 30, 2022	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	$(3,284,087)	$71,843

Stock Issued for Cash	-	-	631,530	63	337,437	-	337,500
Stock Issued for Services	-	-	1,224,242	123	670,922	-	671,045
Stock cancelled	-	-	(3,090,000)	(309)	309	-	-
Net Loss	-	-	-	-	-	(777,911)	(777,911)

Balance, September 30, 2022	40,000,000	$4,000	69,169,858	$6,917	$4,353,558	$(4,061,998)	$302,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:

Net Loss	$(913,584)	$(777,911)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	556
Amortization	24,117	8,039
Loss on Sale of Digital Assets	-	221
Stock-Based Compensation	316,006	686,154
Amortization of Debt Discount	4,995	-

Changes in Assets and Liabilities:
Accounts Receivable	(17,877)	(8,463)
Prepaid Expenses	242,307	(233,905)
Accounts Payable	10,240	4,471
Accrued Interest Payable	7,093	-

Net Cash used in Operating Activities	(326,703)	(320,838)

Cash Flows from Investing Activities:

Sale of Digital Assets	-	5,886

Net Cash provided by Investing Activities	-	5,886

Cash Flows from Financing Activities:

Note Payable	150,000	-
Issuance of Common Stock for Cash	100,000	337,500

Net Cash provided by Financing Activities	250,000	337,500

Net Increase (Decrease) in Cash	(76,703)	22,548

Cash, Beginning of the Period	257,512	295,937
Cash, End of the Period	$180,809	$318,485

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$32
Income taxes	$-	$-

Supplemental disclosure of non-cash flow investing and financing activites:
Exchange of Due from Fvndit for intangible assets	$-	$25,142
Exchange of intangible assets for assets	$-	$321,547
Exchange of Investment in Fvndit for intangible assets	$-	$296,405
Accrued stock-based compensation	$82,024	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2023, and December 31, 2022, the Company had no cash equivalents.

Accounts Receivables

The Company regularly reviews its accounts receivable for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.

The Company estimates the ability to collect receivables by performing ongoing credit evaluations of its customers’ financial condition. Estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. The Company reviews its accounts receivable by aging category and to identify customers with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Accounts receivables are written-off when they are deemed uncollectible. As of September 30, 2023, and December 31, 2022, the Company had allowance for doubtful accounts in the amount of $3,489 and $3,842, respectively.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Equipment

Equipment was stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment was provided using the straight-line method for substantially all assets with estimated lives as follows:

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review at September 30, 2023, and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, current liabilities, and notes payable each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At September 30, 2023 and December 31, 2022, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

Management does not believe any recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – Digital Assets

The following represents the change in digital assets:

Cryptocurrencies	September 30, 2023	December 31, 2022

Beginning balance	$-	$6,107
Purchase (sale) of cryptocurrencies	-	(6,107)
Impairment	-	-
Ending balance	$-	$-

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

On August 24, 2022, the Company engaged Network 1 Financial Securities, Inc. to act as its exclusive financial advisor on a capital raise of up to twenty million ($20,000,000) and its up list to the NASDAQ or NYSE.  As part of the agreement, the Company paid a non-refundable equity fee (the “Advisory Fee”) of seven hundred and fifty thousand shares (750,000) shares of common stock of the Company deliverable at the time of signing this engagement agreement and two hundred and fifty thousand (250,000) shares of common stock of the Company deliverable ninety (90) days after signing the engagement agreement.  As an additional compensation for Network 1’s services, the Company shall issue Network 1 at each closing, cashless warrants the number of shares of common stock of the Company equal to eight percent (8.0%) of the aggregate number of shares of common stock sold in each placement. No cashless warrants were issued to Network 1 as of September 30, 2023 and December 31, 2022.  The contract with Network 1 Financial Securities, Inc. ended on August 25, 2023 and was not extended.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both September 30, 2023, and December 31, 2022, the Company had 40,000,000 shares of preferred stock issued and outstanding.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At September 30, 2023, and December 31, 2022, the Company had  71,865,503 shares and 70,351,709 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued 1,045,000 shares of its common stock valued at $398,030 to consultants in exchange for professional services.

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

There are no issued or outstanding RSAs.  The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2022, and 2021	1,947,500	$0.48	3,093,000	$0.47

Granted	600,000	$0.13	1,405,000	$0.47
Vested	(1,022,500)	$0.31	(1,795,000)	$0.48
Forfeit	(225,000)	$0.33	(365,000)	$0.71

Non-Vested, as of September 30, 2023, and 2022	1,300,000	$0.48	2,338,000	$0.43

As of September 30, 2023, there was $650,195 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 2 years.  The 1,300,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $234,000  and a weighted average remaining contractual term of 0.91 years.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2023, and December 31, 2022, this investment had a balance of $0.

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

The change in the intangible assets has been summarized under the following table for the nine-month period ended September 30, 2023:

Intangible Assets	September 30, 2023	December 31, 2022

Beginning balance	$305,469	$-
Acquired Intangible Assets:
Proprietary Information	-	321,547
Impairment	-	-
Amortization	(24,117)	(16,078)
Ending balance	$281,352	$305,469

The proprietary information has a useful life of 10 years and is amortized accordingly.

NOTE 6 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments for the three months and nine months ended September 30, 2023 were $5,757 and $14,170, respectively.  Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.  No other payments were made to the CEO in 2022 or for the nine months ended September 30, 2023.

The Company pays a member of the CEO’s family for technical services. The total of those payments for the three months and nine months ended September 30, 2023 were $10,500 and $31,500, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. This loan’s maturity date was subsequently extended to August 5, 2024.

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

Under the terms of the note, the Company is required to comply with certain financial and nonfinancial covenants.  Any failure by the Company to comply with these covenants and any other obligations under the agreement could result in an event of default, which allows Firstfire to accelerate the repayments of the amounts owed.  As of September 30, 2023, the Company is compliant with its financial covenants.

NOTE 9 – Other Transactions

As previously disclosed, on April 18, 2023, Vemanti Group, Inc., entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Benjamin Liu and James Sun (the “Sellers”), as the sole shareholders of DevBlock Technologies, Inc., a Delaware corporation (the “Corporation”), whereby, on the terms and subject to the conditions stated therein, Vemanti will acquire the Corporation.

On July 1, 2023, Vemanti and the Sellers entered into that certain Amendment to the Stock Purchase Agreement (the “Amendment”), which amends the Stock Purchase Agreement to change the outside closing date in Section 7.01(c) of the Stock Purchase Agreement from June 30, 2023 to July 31, 2023.

On September 26, 2023, the Stock Purchase Agreement was terminated on the terms and subject to the conditions stated therein.

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2023, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since September 30, 2023, that require recognition or disclosure in the consolidated financial statements except as follows:

On September 26, 2023, the Stock Purchase Agreement with DevBlock Technologies, Inc. was terminated on the terms and subject to the conditions stated therein.

On October 26, 2023, the Board authorized the issuance of 450,000 common shares in exchange for consulting services rendered to the Company.

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

For the nine months ended September 30, 2023, and 2022, we recognized $105,417 and $108,880, respectively, in sales.  For the nine-month periods ended September 30, 2023, and 2022, we incurred a net loss of $913,584 and $777,911, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we used cash in operations of $326,703 and had a net loss from operations of $901,745 and an accumulated deficit of $5,235,892 as of and for the nine months ended September 30, 2023.

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

This transaction was expected to close on June 30, 2023, but the parties extended until July 31, 2023.  On September 26, 2023, the Stock Purchase Agreement was terminated on the terms and subject to the conditions stated therein.

Results of Operations

The nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

	2023	2022
	Amount	Amount

Sales	$105,417	$108,880
Cost of Sales	17,052	17,402
Gross Profit	88,365	91,478
Total Other Income (Expense)	(10,995)	1,294
Total Operating Expenses	990,110	870,683
Income Taxes	844	-
Net Loss	$(913,584)	$(777,911)

Revenues

Revenues were $105,417 for the nine months ended September 30, 2023, a decrease of $3,463 or 3.2%, compared to $108,880 in the same period of last year. The slight decrease was due to lower call usage.

Gross Profit and Gross Profit Margin

Gross profit was $88,365 for the nine months ended September 30, 2023, compared to $91,478 in the same period of 2022.  The decrease was due to lower revenues from lower call volume. Gross margin was 84% for the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses were $990,110 for the nine months ended September 30, 2023, compared to $870,683 for the same period in 2022, representing an increase of 13.7%, or $119,427. The increase was mainly due to the expenses and stock-based compensation paid to outside consultants and contractors related to the DevBlock acquisition and the Company’s Reg A filing.

Operating Loss

Total operating loss was $901,745 for the nine months ended September 30, 2023, compared to $779,205 in the same period of 2022, representing an increase of $122,540 or 16%. The increase was mainly due to increased expenses and stock-based compensation paid to outside consultants and contractors related to the DevBlock acquisition and the Company’s Reg A filing.

As of September 30, 2023, and 2022, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2023 and December 31, 2022.  The 2019 to 2022 tax years are still subject to federal audit. The 2018 to 2022 tax years are still subject to state audit.

The Company had $2,092,905 and $2,679,077 of net operating loss carryforwards available as of December 31, 2022, and 2021, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors, we had a net loss of $913,584 for the nine months ended September 30, 2023, compared to a net loss of $777,911 for the same period in 2022.

The three months ended September 30, 2023, compared to the three months ended September 30, 2022

	2023	2022
	Amount	Amount

Sales	$33,192	$35,099
Cost of Sales	6,160	5,229
Gross Profit	27,032	29,870
Total Other Income (Expense)	(7,082)	858
Total Operating Expenses	238,693	247,909
Income Taxes	844	-
Net Loss	$(219,587)	$(217,181)

Revenues

Revenues were $33,192 for the three months ended September 30, 2023, a decrease of $1,907 or 5.4%, compared to $35,099 in the same period of last year. The decrease was due to lower call usage.

Gross Profit and Gross Profit Margin

Gross profit was $27,032 for the three months ended September 30, 2023, compared to $29,870 in the same period of 2022.  The decrease was due to lower call usage.  Gross margin was 81% and 85% for the three months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses were $238,693 for the three months ended September 30, 2023, compared to $247,909 for the same period in 2022, representing a decrease of 3.7%, or $9,216. The decrease was mainly due to lower stock-based compensation paid to outside consultants and contractors between the two periods.

Operating Loss

Total operating loss was $211,661 for the three months ended September 30, 2023, compared to $218,039 in the same period of 2022, representing a decrease of $6,378 or 2.9%. The decrease was mainly due to lower stock-based compensation paid to outside consultants and contractors between the two periods.

Net Loss

As a result of the above factors, we had a net loss of $219,587 for the three months ended September 30, 2023, compared to a net loss of $217,181 for the same period in 2022.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Nine Months Ended September 30,
	2023	2022

Net Cash used in Operating Activities	$(326,703)	$(320,838)
Net Cash provided by Investing Activities	-	5,886
Net Cash provided by Financing Activities	250,000	337,500
Cash at the beginning of the Period	257,512	295,937
Cash at the end of the Period	$180,809	$318,485

Operating Activities

Net cash used in operating activities was $326,703 for the nine months ended September 30, 2023, as compared to $320,838 used in operating activities for the nine months ended September 30, 2022, primarily due to the increased net losses incurred.

Investing Activities

There were no investing activities for the nine months ended September 30, 2023, while the Company disposed of a digital asset during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was $250,000 for the nine months ended September 30, 2023, compared to $337,500 for the nine months ended September 30, 2022 was due to the Company issuing shares for cash and entering into a one year loan agreement.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described as follows. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

VEMANTI GROUP INC.

Date: November 14, 2023	By:	/s/ Tan Tran
	Name:	Tan Tran
	Title:	President, Chief Executive Officer