Form 10-K
period 2023-12-31
Vemanti Group, Inc.
filed 2024-03-28
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,538,000 based on a closing price of $0.1915 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 27, 2024, the Registrant had 72,465,503 shares of common stock and 40,000,000 shares of Series A Preferred Stock issued and outstanding.

VEMANTI GROUP, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

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

Vemanti is actively working with PVcomBank to develop and launch the first product which is expected to be a short-term working capital loan program specifically designed for small to medium enterprises in Vietnam. PVcomBank will underwrite the loans while our Platform will provide the sales channel, generating leads and qualifying customers. Our focus is on assembling an engineering team with the appropriate expertise to build out the user interface design and user experience design (UI/UX ) to interface with PVcomBank’s core banking system. The Company expects to launch its first product for select customers by September 2024.

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

On April 18, 2023, we, entered into a stock purchase agreement (the “DevBlock Purchase Agreement”) with Benjamin Liu and James Sun (the “Sellers”), as the sole shareholders of DevBlock Technologies, Inc., a Delaware corporation (“DevBlock”), whereby, on the terms and subject to the conditions stated therein, Vemanti would acquire DevBlock (the “DevBlock Acquisition”).

Pursuant to the terms of the DevBlock Purchase Agreement, the DevBlock Acquisition was formally terminated on September 26, 2023.

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

For VoiceStep, our Company currently has a customer base which mostly comprises SMEs, such as dentist offices, beauty salons, real estate companies etc., in the United States. We strive to establish and maintain long-term relationships with our customers, and we currently do not have a significant customer concentration in any particular business sector. Five of the Company’s customers account for more than 64% of total revenue for the year ended December 31, 2023, and four of the Company’s customers account for more than 52% of total revenue for the year ended December 31, 2022. Our service is subscription based. Customers initially sign up for services via our VoiceStep Business Communications Service Agreement. Customers designate how many users our services are needed for, Voice & FAX plan type, and whether they choose to be billed annually or monthly.

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

Employees

Currently, the Company has two employees, our President and Chief Executive Officer, Tan Tran, and our Chief Financial Officer, Stephen R. Jones.

Summary of Significant Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•	we have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future;
•	we may not be able to sustain our revenue growth rate;
•	a limited number of customers account for a substantial portion of our revenue;
•	our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis;
•	seasonality may cause fluctuations in our results of operations and financial position;
•	we may not successfully develop and deploy new technologies to address the needs of our customers;
•	our platforms must operate with third-party products and services;
•	we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;
•	we may be unable to successfully build, expand, and deploy our marketing and sales organization;
•	we may not be able to maintain and enhance our brand and reputation;
•	unfavorable news or social media coverage may harm our reputation and business;
•	exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;
•	we face intense competition in our markets;
•	we may be unable to maintain or properly manage our culture as we grow;
•	we may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values;
•	joint ventures, channel sales relationships, platform partnerships, and strategic alliances may be unsuccessful;
•	we may not be successful in executing our strategy to increase our sales to larger customers;

•	breach of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems or unauthorized access to data;
•	the ongoing COVID-19 pandemic, ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions may adversely affect our business and operations;
•	the market for our platforms and services may develop more slowly than we expect;
•

we have made and may continue to make strategic investments to support key business initiatives, including in privately-held and publicly-traded companies, as well as alternative investments, and we may not realize a return on these investments;

•	issues raised by the use of artificial intelligence in our platforms may result in reputational harm or liability;
•	we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;
•	we may fail to adequately obtain, maintain, protect, and enforce our intellectual property and other proprietary rights;
•	we may be subject to intellectual property rights claims;
•	there may be real or perceived errors, failures, defects, or bugs in our platforms;
•	we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;
•	our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;
•	our non-U.S. sales and operations subject us to additional risks and regulations;
•	we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;
•	we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;
•	many of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance; and
•	we may not realize the full deal value of our customer contracts.

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated significant operating revenues to cover costs and has funded its operations through the issuance of capital stock and financing.

There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued support of its controlling shareholders, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

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

In addition, if our customers do not use our platforms correctly or as intended, inadequate performance or outcomes may result. It is possible that our platforms may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our platforms. Similarly, our platforms sometimes are used by customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal performance at a level lower than anticipated by the customer. Because our customers rely on our platforms and services to address important business goals and challenges, the incorrect or improper use or configuration of our platforms and O&M services, failure to properly train customers on how to efficiently and effectively use our platforms, or failure to properly provide implementation or analytical or maintenance services to our customers may result in contract terminations or non-renewals, reduced customer payments, negative publicity, or legal claims against us. For example, as we continue to expand our customer base, any failure by us to properly provide these services may result in lost opportunities for follow-on expansion sales of our platforms and services.

Furthermore, if customer personnel are not well trained in the use of our platforms, customers may defer the deployment of our platforms and services, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. If there is substantial turnover of the Company or customer personnel responsible for procurement and use of our platforms, our platforms may go unused or be adopted less broadly, and our ability to make additional sales may be substantially limited, which could negatively impact our business, results of operations, and growth prospects.

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
•

compliance obligations under multiple, potentially conflicting and changing, legal and regulatory regimes, those governing financial institutions, payments, data privacy, data protection, information security, anti-corruption, anti-bribery and anti-money laundering;

•	compliance with complex and potentially conflicting and changing tax regimes;
•	potential tariffs, sanctions, fines, or other trade restrictions;
•	exchange rate exposure;
•	increased exposure to public health issues such as the COVID-19 pandemic, and related industry and governmental actions to address these issues; and
•	regional economic and political instability.

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

Since our management beneficially owns 28.78% of our outstanding shares, their interests may differ from the interests of our other shareholders, which could cause a material decline in the value of our shares.

Our officers and directors indirectly own 20,855,000 common shares. In addition, Mr. Tran, our Chairman and principal executive officer, owns 40,000,000 shares of Series A Preferred Stock, which vote with the common stock on the basis of each share of Series A Preferred Stock having the right to 10 votes. Accordingly, management beneficially owns and controls all of the voting stock of the Company. Therefore, management has significant influence on determining the outcome of any matters submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company. Without the consent of management, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. The interest of management may differ from the interests of our other shareholders. The concentration in the ownership of our shares may cause a material decline in the value of our shares. We cannot assure you that management will act in our best interests given management’s ability to control a significant majority of our voting shares.

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

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock. We currently have 72,465,503 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 72,465,503  shares of common stock outstanding, with approximately 38.991% of the shares being held by affiliates. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

ITEM 1C. CYBERSECURITY

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

ITEM 3. LEGAL PROCEEDINGS

There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

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

As of March 27, 2024, we had 72,465,503 shares of our common stock, par value $0.0001, issued, and outstanding. There were 69 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchaser

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2023, and 2022.

Recent Sales of Unregistered Securities and Use of Proceeds

From January 1, 2023, to December 31, 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2023, there is no material impact on the Company’s consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31, 2023, there is no material impact on the Company’s consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

RESULTS OF OPERATIONS

The fiscal year ended December 31, 2023, compared to the fiscal year ended December 31, 2022

	2023	2022
	Amount	Amount

Sales	$123,056	$138,731
Cost of Sales	22,883	23,159
Gross Profit	100,173	115,572
Total Other Income (Expense)	(27,944)	(32)
Total Operating Expenses	1,570,263	1,152,842
Income Taxes	844	919
Net Loss	$(1,498,878)	$(1,038,221)

Revenues

Revenues were $123,056 for the fiscal year ended December 31, 2023 compared to $138,731 for the previous year, a decrease of 15,675.  The decrease was due to charging off a delinquent customer.  We expect to recover that charge-off in the upcoming year as the customer is working to deliver on a payment plan to bring him current.

Gross Profit and Gross Profit Margin

Gross profit was $100,173 for the fiscal year ended December 31, 2023, compared to $115,572 for the same period of 2022. The decrease was primarily due to the drop in revenue from charging off a delinquent customer.  Our gross profit margin declined slightly to 81% for the fiscal year ended December 31, 2023, as compared to 83% for the fiscal year ended December 31, 2022.

Operating Expenses

Operating expenses were $1,570,263 for the fiscal year ended December 31, 2023, compared to $1,152,842 for the same period in 2022, representing an increase of $417,421 or 36%, primarily due to increased stock compensation expenses for services rendered and the impairment charge for writing off the Fvndit proprietary information.

Operating Loss

Total operating loss was $1,470,090 for the fiscal year ended December 31, 2023, compared to $1,037,270 for the same period of 2022, representing an increase of $188,547 or 42%. The increase was due to lower sales, higher G&A expenses, amortization and the impairment of the Fvndit intangible assets in 2023 as opposed to the same period of 2022.

As of December 31, 2023, and 2022, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2023, and December 31, 2022. The 2020 to 2023 tax years are still subject to federal audit. The 2019 to 2023 tax years are still subject to state audit.

The Company had $3,583,893 and $2,092,905 of net operating loss carryforwards available as of December 31, 2023, and 2022, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

Net Loss

As a result of the above factors plus an interest expense of $29,048, we had a net loss of $1,498,878 for the fiscal year ended December 31, 2023, compared to a net loss of $1,038,221 for the fiscal year ended December 31, 2022.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Twelve Months Ended December 31,
	2023	2022

Net Cash used in Operating Activities	$(371,105)	$(381,811)
Net Cash used in Investing Activities	-	5,886
Net Cash provided by Financing Activities	250,000	337,500
Cash at the beginning of the Period	257,512	295,937
Cash at the end of the Period	$136,407	$257,512

Operating Activities

Net cash used in operating activities was $371,105 for the fiscal year ended December 31, 2023, as compared to $381,811 used in operating activities for the fiscal year ended December 31, 2022, essentially flat year over year.

Investing Activities

There were no investing activities for the fiscal year ended December 31, 2023, compared to net cash used in investing activities of $5,886 for the fiscal year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $250,000 for the fiscal year ended December 31, 2023, compared to $337,500 for the fiscal year ended December 31, 2022. The change was primarily due to issuances of a smaller amount of common stock for cash in 2023 than in 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vemanti Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vemanti Group, Inc. (the Company) as of December 31, 2023, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Vemanti Group, Inc. as of December 31, 2022 were audited by other auditors whose report dated March 30, 2023 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, negative cash flows from operations, and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue derived from sub-leasing telecommunications infrastructure and the provision of telecommunications and colocation services. These revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on a monthly basis. Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

We tested the Company’s allocation of the transaction price and other variables that impact revenue recognition as well as the disclosure on revenue recognition in the financial statements.

/s/ M&K CPAS, PLLC
PCAOB ID #2738

We have served as the Company’s auditor since 2023.

The Woodlands, TX

March 27, 2024

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vemanti Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vemanti Group, Inc. and Subsidiary (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as Company's auditor since 2017

Irvine, California

March 30, 2023

PCAOB ID #820

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$136,407	$257,512
Accounts Receivable, net	8,534	889
Prepaid Expenses	-	242,307
Total Current Assets	144,941	500,708

Non-Current Assets:
Intangible Assets, net	-	305,469
Total Non-Current Assets	-	305,469

TOTAL ASSETS	$144,941	$806,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,815	$6,262
Accrued Interest Payable	12,427	1,250
Accrued Expenses	12,790	191,470
Note Payable, net of discount	158,279	-
Loan from Stockholder	125,000	125,000
Total Current Liabilities	317,311	323,982

TOTAL LIABILITIES	317,311	323,982

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 72,315,503 and 70,351,709 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively.	7,232	7,035
Stock Payable	76,455	-
Additional Paid-in-Capital	5,561,129	4,793,468
Accumulated Deficit	(5,821,186)	(4,322,308)
Total Stock Holders' Equity (Deficit)	(172,370)	482,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$144,941	$806,177

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31,
	2023	2022

Sales	$123,056	$138,731
Cost of Sales	22,883	23,159
Gross Margin	100,173	115,572

Operating Expenses:
General and Administrative	1,264,794	1,136,764
Amortization	32,156	16,078
Impairment of intangible assets	273,313	-
Total Operating Expenses	1,570,263	1,152,842

Loss from Operations	(1,470,090)	(1,037,270)

Other Income (Expense):
Other Income (Expense)	1,104	(32)
Interest Income (Expense)	(29,048)	-
Total Other Expense	(27,944)	(32)

Loss before Provision for Income Taxes	(1,498,034)	(1,037,302)

Provision for Income Taxes	844	919

Net Loss	$(1,498,878)	(1,038,221)

Loss per Share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic	71,463,550	70,370,431
Diluted	71,463,550	70,370,431

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Twelve Months Ended December 31, 2023	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	-	$(4,322,308)	$482,195

Stock Issued for Cash	-	-	468,794	47	99,953	-	-	100,000
Stock Issued for Services	-	-	1,495,000	150	658,152	76,455	-	734,757
Imputed interest	-	-	-	-	9,556	-	-	9,556
Net Loss	-	-	-	-	-	-	(1,498,878)	(1,498,878)

Balance, December 31, 2023	40,000,000	$4,000	72,315,503	$7,232	$5,561,129	$76,455	$(5,821,186)	$(172,370)

For the Twelve Months Ended December 31, 2022	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	40,000,000	$4,000	70,404,086	$7,040	$3,344,890	-	$(3,284,087)	$71,843

Stock Issued for Cash	-	-	631,530	63	337,437	-	-	337,500
Stock Issued for Services	-	-	2,406,093	241	1,110,832		-	1,111,073
Stock cancelled	-	-	(3,090,000)	(309)	309	-	-	-
Net Loss	-	-	-	-	-	-	(1,038,221)	(1,038,221)

Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	-	$(4,322,308)	$482,195

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:

Net Loss	$(1,498,878)	$(1,038,221)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	632
Amortization	32,156	16,078
Loss on Sale of Digital Assets	-	221
Impairment of Intangible Assets	273,313	-
Amortization of Discount on Note Payable	8,279	-
Imputed Interest	9,556	-
Stock-Based Compensation	734,757	876,557

Changes in Assets and Liabilities:
Accounts Receivable	(7,645)	3,526
Pre-Paid Expenses	242,307	(242,307)
Accounts Payable	2,553	1,760
Accrued Expenses	(178,680)	(1,307)
Accrued Interest Payable	11,177	1,250

Net Cash Used in Operating Activities	(371,105)	(381,811)

Cash Flows from Investing Activities:
Sale of Digital Assets	-	5,886
Net Cash provided by (used in) Investing Activities	-	5,886

Cash Flows from Financing Activities:
Note Payable	150,000	-
Issuance of Common Stock for Cash	100,000	337,500
Net Cash provided by Financing Activities	250,000	337,500

Net Increase (Decrease) in Cash	(121,105)	(38,425)

Cash, Beginning of the Period	257,512	295,937
Cash, End of the Period	$136,407	$257,512

Supplemental disclosure of cash flow information:
Income taxes	$844	$919

Supplemental disclosure of non-cash flow investing and financing activities:
Accrued stock-based compensation	$76,455	$234,516
Exchange of Due from Fvndit for intangible assets	$-	$25,142
Receipt of intangible assets for assets	$-	$321,547
Exchange of other assets for intangible assets	$-	$296,405

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

Management’s Plans

The Company reported net losses in the amount of $1,498,878 and $1,038,221, in 2023 and 2022, respectively, and used cash in operating activities in the amount of $371,105 and $381,811 in 2023 and 2022, respectively. As of December 31, 2023, the Company had negative working capital in the amount of $172,370 and total stockholders’deficit $172,370.

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated significant operating revenues to cover costs and has funded its operations through the issuance of capital stock and financing.

There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued support of its controlling shareholders, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2023, and December 31, 2022, the Company had no cash equivalents.

Accounts Receivables

The Company regularly reviews its accounts receivables for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.  The allowance for doubtful accounts was $1,640 and $3,842 at December 31, 2023 and 2022, respectively.

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

Customer Concentration

Four of the Company’s customers account for more than 58% of total revenue for the year ended December 31, 2023 and four of the Company’s customers account for more than 52% of total revenue for the years ended December 31, 2022, respectively. The total accounts receivable balance for these five customers amounted to $8,534 as of December 31, 2023. The total accounts receivable balance for these four customers amounted to nil as of December 31, 2022.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review at December 31, 2023, and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At December 31, 2023 and December 31, 2022, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2023, there is no material impact on the Company’s consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31, 2023, there is no material impact on the Company’s consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

NOTE 3 – Digital Assets

The following represents the change in digital assets:

Cryptocurrencies	December 31, 2023	December 31, 2022

Beginning balance	$-	$6,107
Purchase (sale) of cryptocurrencies	-	(6,107)
Impairment	-	-
Ending balance	$-	$-

The Company did not record fair value gains (losses) associated with its digital assets. Cryptocurrencies were classified as intangible assets, and the Company continuously tested these assets for impairment.

NOTE 4 – Equipment

Equipment at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Software licenses	$32,188	$32,188
Computer equipment	17,080	17,080
	49,268	49,268
Less accumulated depreciation	(49,268)	(49,268)
Equipment, net	$-	$-

Depreciation expense was $0 and $632  for the years ended December 31, 2023, and 2022, respectively.

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

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both December 31, 2023, and December 31, 2022, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At December 31, 2023, and December 31, 2022, the Company had 72,315,503 shares and 70,351,709 shares of common stock issued and outstanding, respectively.

During the twelve months ended December 31, 2023, the Company issued 468,794 shares of its common stock for cash of $100,000, and 1,495,000 shares of its common stock valued at $734,757 to consultants in exchange for professional services, including $76,455 of stock based compensation recorded in stock payable representing 150,000 shares earned but unissued.

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

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the years ended December 31, 2023, and 2022:

	As of December 31, 2023		As of December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2022, and 2021	1,947,500	$0.48	3,093,000	$0.47

Granted	600,000	$0.13	405,000	$0.78
Vested	(1,222,500)	$0.33	(1,110,510)	$0.49
Forfeit	(300,000)	$0.33	(440,000)	$0.64

Non-Vested, as of December 31, 2023, and 2022	1,025,000	$0.51	1,947,490	$0.48

As of December 31, 2023, there was $ 517,935 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 1 year. The 1,025,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $87,125 and a weighted average remaining contractual term of 0.75 years.

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

As of December 31, 2023, and December 31, 2022, this investment had a balance of nil and is reflected in other assets on the accompanying consolidated balance sheets.

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

The change in the intangible assets has been summarized under the following table for the twelve-month period ended December 31, 2023:

Intangible Assets	December 31, 2023	December 31, 2022

Beginning balance	$305,469	$-
Acquired Intangible Assets:
Proprietary Information	-	321,547
Impairment	(273,313)	-
Amortization	(32,156)	(16,078)
Ending balance	$-	$305,469

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company has performed an impairment analysis and has determined that the intangible asset related to the proprietary information be impaired and written-off.

NOTE 8 – Income Taxes

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, 2023, and 2022 is as follows:

	2023		2022
	Amount	Percent	Amount	Percent

Federal statutory rates	$(314,587)	21.00%	$(217,833)	21.00%
State income taxes	844	8.80%	918	8.80%
Permanent differences	1,480	21.00%	1,255	21.00%
Valuation allowance	313,107	-20.89%	216,578	-20.88%
Effective rate	$844	0.00%	$918	0.00%

As of December 31, 2023, and 2022, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2023, and December 31, 2022. The 2020 to 2023 tax years are still subject to federal audit. The 2019 to 2023 tax years are still subject to state audit.

The Company had $3,583,893 and $2,092,905 of net operating loss carryforwards available as of December 31, 2023, and 2022, respectively, for Federal and state tax purposes. The federal net operating loss carryforward does not expire while the state net operating losses expire in various years through 2041.

NOTE 9 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments was $17,893 in 2022. For the twelve months ended December 31, 2023, the total of those health insurance premiums was $18,489. Such costs are reflected as a component of general and administrative expenses on the accompanying consolidated statements of operations. No other payments were made to the CEO in 2022 or for the twelve months ended December 31, 2023.

The Company pays a member of the CEO’s family for technical services. The total of those payments was $60,225 in 2022. For the twelve months ended December 31, 2023, the total of those payments was $42,000. Such costs are reflected as a component of general and administrative expenses on the accompanying consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2023, this loan’s maturity date was extended to August 5, 2024. At December 31, 2023, accrued interest and imputed interest totaled $1,666 and $9,556, respectively.

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

NOTE 11 – Note Payable

On May 9, 2023 (“Issue Date”), the Company entered into a senior promissory note with Firstfire Global Opportunities Fund, LLC (“Firstfire”), a Delaware limited liability company for the principal sum of $162,750 (the “Principal Amount”). This Note was issued with an original issue discount in the amount of $12,750 (the “OID”) such that the actual amount of the purchase price is $150,000. The Company shall pay interest on the unpaid Principal Amount at the rate of nine percent (9%) (the “Interest Rate”) per annum from the Issue Date until the note becomes due and payable. The maturity date shall be twelve (12) months from the Issue Date (the “Maturity Date”) and is the date upon which the Principal Amount (which includes the OID) and any accrued and unpaid interest and other fees, shall be due and payable.

Firstfire has the right, on any calendar day, at any time on or following the date that is six (6) calendar months after the Issue Date to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of Common Stock at a conversion price of $0.225 per share.

Under the terms of the note, the Company is required to comply with certain financial and nonfinancial covenants. Any failure by the Company to comply with these covenants and any other obligations under the agreement could result in an event of default, which allows Firstfire to accelerate the repayments of the amounts owed. As of December 31, 2023, the Company is compliant with its financial covenants.

At December 31, 2023, interest accrued for this note was $9,511, the amount of OID expensed was $8,279, and the remaining discount on this note to be expensed is $4,471.

NOTE 12 – Other Transactions

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

On September 26, 2023, Vemanti terminated the Stock Purchase Agreement on the terms and subject to the conditions stated therein.

NOTE 13 – Subsequent Events

The Company has evaluated subsequent events through March 27, 2024, the date on which the accompanying consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since December 31, 2023, that require recognition or disclosure in the consolidated financial statements except as follows:

On January 12, 2024, the Board authorized the issuance of 150,000 common shares to consultants in exchange for consulting services rendered to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2023 we dismissed Ramirez Jimenez International CPAs (“RJI”) as our independent registered public accounting firm. On December 22, 2023, the Company engaged M&K CPAS LLC, as the Company’s new independent registered public accounting firm. There were no disagreements with RJI on any matter or accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Tan Tran	59	Chief Executive Officer, Director
Stephen R. Jones	57	Chief Financial Officer

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

Stephen R. Jones:Mr. Jones has been our Company’s Chief Financial Officer since September 2021. From 2019 to 2021, Mr. Jones served as the Chief Financial Officer of DreamPlex, a company incorporated under the laws of Vietnam, directing the day-to-day financial operations and strategic planning and overseeing accounting, treasury, tax, risk management, procurement, and IT operations. From 2017 to 2019, Mr. Jones served as the Chief Operating Officer of HMB, Inc. From 2013 to 2016, Mr. Jones served as the Chief Financial Officer of VietnamWorks. Mr. Jones holds a BA from Vanderbilt University and an MBA from the University of Cincinnati.

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2023 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2023 were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers with compensation exceeding $100,000 during 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Tan Tran	2023	$-	-	-	-	$-
	2022	$-	-	-	-	$-

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

Director Compensation

There is currently no agreement or arrangement to pay any of our Directors for their services as directors. For the years ended December 31, 2023, and 2022, no members of our Board of Directors received compensation in their capacity as Directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards as of December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 27, 2024, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Vemanti Group, Inc., 7545 Irvine Center Dr., Suite 200, Irvine CA, 93618.

The percentages below are calculated based on 72,465,503 shares of common stock issued and outstanding as of March 27, 2024.

Name of Beneficial Owner	Shares	Percentage	Voting Power %	Total Combined Voting Power %
Executive Officers and Directors:
Tan Tran (1)	Common: 20,155,000	27.8%	27.8%
	Preferred: 40,000,000	100%	100%	88.9%

Stephen R. Jones (2)	Common: 700,000	1.0%	1.0%	0%
	Preferred: 0
All officers and directors as a group of (2 persons)

5% or Greater Holders:

Tan Tran (1)	Common: 20,155,000	27.8%	27.8%
	Preferred: 40,000,000	100%	100%	88.9%

____________

(1)	Each share of Series A Preferred Stock has the right to 10 votes per each share of common stock.
(2)

Mr. Jones was appointed as the Company’s Chief Financial Officer as of September 7, 2021. As of March 27, 2024, he holds 700,000 shares of the Company’s common stock through Edgar Holdings Group Limited.

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

Material Transactions with Related Parties

The Company pays the Chief Executive Officer for professional services. The total of those payments were nil in 2023 and 2022, respectively.

VoiceStep pays a member of the Chief Executive Officer’s family for technical services. The total of those payments was $42,000 in 2023 and $60,225 in 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by our independent registered public accounting firm, M&K CPAS LLC (“M&K”), for the year ended December 31, 2023 were:

	2023	2022
Audit Fees	$8,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$-

Aggregate fees for professional services rendered to us by our previous independent registered public accounting firm, Ramirez Jimenez International CPAs, for the years ended December 31, 2023, and 2022 were:

	2023	2022
Audit Fees	$67,136	$64,537
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	50,204	9,780
Total	$117,340	$74,317

The Audit Fees for the years ended December 31, 2023, and 2022 were for services rendered for audits and quarterly reviews of our consolidated financial statements, consents and assistance with review of documents filed with the SEC.

The Audit-Related Fees for the years ended December 31, 2023, and 2022 were for services rendered for due diligence related to acquisitions and dispositions and employee benefit plan audits and compilations.

The Tax Fees for the years ended December 31, 2023, and 2022 were for professional services related to tax return preparation and review, tax audit assistance, tax planning and tax advice.

All Other Fees for services rendered the years ended December 31, 2023, and 2022 were for miscellaneous services rendered.

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. See (b) Exhibits, which follows.

(b) Exhibits.

Exhibit Number	Description of Document

3.1*	Articles of Incorporation of VoiceStep Telecom, LLC dated January 27, 2005.

3.2*	Articles of Incorporation of the Company dated April 3, 2014.

3.4*	Certificate of Amendment to the Articles of Incorporation of the Company dated May 1, 2014.

3.5*	Bylaws of the Company.

4.1****	Warrant Agreement dated March 11, 2022 issued by Vemanti Group Inc. to Alpha Sigma Capital Fund, LP

10.1*	Membership Interest Purchase Agreement between Mark Wehberg and Tan Tran dated January 22, 2014.

10.2*	Contribution Agreement between the Company and Tan Tran dated April 3, 2014.

10.3*	Note Agreement between the Company and Chopp, Inc. dated July 17, 2018.

10.4*	Note Cancellation Agreement between the Company and Chopp. Inc. dated June 27, 2019.

10.5*	Definitive Agreement between the Company, eLoan Joint Stock Company, eLoan Qualified Shareholders, eLoan Holdings Vietnam Joint Stock Company and Directus Holdings, Inc. dated July 10, 2018.

10.6*	Investment Agreement (short form) between the Company, eLoan Joint Stock Company and the eLoan Qualified Shareholders dated January 26, 2018.

10.7*	Loan Agreement between the Company and Fvndit, Inc. dated August 9, 2019.

10.8*	Form of VoiceStep Business Communications Service Agreement.

10.9**	Loan Agreement between the Company and Mr. Tan Tran dated August 6, 2021.

10.10***	Equity Financing Agreement dated October 25, 2022, by and between Vemanti Group Inc., and Jefferson Street Capital, LLC.

10.11***	Registration Rights Agreement, dated October 25, 2022, by and between Vemanti Group Inc., and Jefferson Street Capital, LLC.

10.12****	Equity Commitment Agreement, dated March 11, 2022, by and between Vemanti Group Inc., and Alpha Sigma Capital Fund, LP

10.13*****	2015 Equity Incentive Plan

21.1	List of subsidiaries of the Company

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference to an exhibit to our Form 10 filed with the SEC on April 9, 2021.

** Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on August 12, 2021.

*** Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on November 9, 2022.

****Incorporated by reference to an exhibit to our Form 8-K filed with the SEC on March 11, 2022

***** Incorporated by reference to an exhibit to our Form 10-K filed with the SEC on March 30, 2023

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEMANTI GROUP, INC.

Dated: March 27, 2024	By:	/s/ Tan Tran
Tan Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tan Tran
Title:	Director
Date:	March 27, 2024

