Form 10-Q
period 2024-03-31
Vemanti Group, Inc.
filed 2024-05-15
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2024

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

As of May 15, 2024, the registrant had 72,615,503 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024  (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$57,115	$59,366
Assets from discontinued operations	97,138	85,575
Total Current Assets	154,253	144,941

TOTAL ASSETS	$154,253	$144,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$25,760	$5,371
Accrued Interest Payable	16,391	12,427
Accrued Expenses	-	11,599
Note Payable	161,458	158,279
Loan from Stockholder	125,000	125,000
Other Current Liabilities	-	-
Liabilities from Discontinued Operations	5,958	4,635
Total Current Liabilities	334,567	317,311

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 72,465,503 and 72,315,503 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.	7,247	7,232
Stock Payable	89,245	76,455
Additional Paid-in-Capital	5,637,569	5,561,129
Accumulated Deficit	(5,918,375)	(5,821,186)
Total Stockholders’ Equity	(180,314)	(172,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,253	$144,941

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Sales	$-	$-
Cost of Sales	-	-
Gross Margin	-	-

Operating Expenses:
General and Administrative	100,977	348,169
Amortization	-	8,039
Total Operating Expenses	100,977	356,208

Loss from Operations	(100,977)	(356,208)

Other Income (Expense):
Other Income (Expense)	691	478
Interest Income (Expense)	(7,144)	(1)
Total Other Expense	(6,453)	477

Loss before Provision for Income Taxes	(107,430)	(355,731)

Provision for Income Taxes	-	-

Net Loss from Continuing Operations	(107,430)	(355,731)

Net Profit from Discontinued Operations before Provision for Income Taxes	10,241	666
Provision for Income Taxes from Discontinued Operations	-	-
Net Profit from Discontinued Operations	10,241	666

Net Loss	$(97,189)	$(355,065)

Loss per Share:
Basic and Diluted from Continuing Operations	$(0.00)	$(0.01)
Basic and Diluted from Discontinued Operations	$0.00	$0.00
Basic and Diluted, Total	$(0.00)	(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	72,445,723	70,466,709

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	40,000,000	$4,000	72,315,503	$7,232	$5,561,129	$76,455	$(5,821,186)	$(172,370)

Stock Issued for Services	-	-	150,000	15	76,440	12,790	-	89,245
Net Loss	-	-	-	-	-	-	(97,189)	(97,189)

Balance, March 31, 2024	40,000,000	$4,000	72,465,503	$7,247	$5,637,569	$89,245	$(5,918,375)	$(180,314)

For the Three Months Ended March 31, 2023	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2022	40,000,000	$4,000	70,351,709	$7,035	$4,793,468	-	$(4,322,308)	$482,195

Stock Issued for Services	-	-	172,500	16	92,211	-	-	92,227
Net Loss	-	-	-	-	-	-	(355,065)	(355,065)

Balance, March 31, 2023	40,000,000	$4,000	70,524,209	$7,051	$4,885,679	-	$(4,677,373)	$219,357

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:

Net Loss from Continuing Operations	$(107,430)	$(355,731)
Net Profit from Discontinued Operations	10,241	666
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of OID	3,179	8,039
Stock-Based Compensation	89,245	123,710

Changes in Assets and Liabilities:
Accounts Receivable	(319)	(1,764)
Pre-Paid Expenses	160	91,057
Accounts Payable	21,929	23,463
Accrued Expenses	(12,790)	-
Accrued Interest Payable	3,965	-
Other Current Liabilities	973	51,280
Operating Cash Flow used by Discontinued Operations	(11,404)	(2,356)

Net Cash Provided by (Used in) Operating Activities	(2,251)	(61,636)

Net Increase (Decrease) in Cash	(2,251)	(61,636)

Cash, Beginning of the Period	59,366	183,915
Cash, End of the Period	$57,115	$122,279

Supplemental disclosure of non-cash flow investing and financing activities:
Accrued stock-based compensation	$89,245	$123,710

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 , and notes thereto. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets and intangible assets.

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

There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon the continued support of its controlling shareholders, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2024, and December 31, 2023, the Company had no cash equivalents.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounts Receivables

The Company regularly reviews its accounts receivables for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.  The allowance for doubtful accounts was $1,640 at both March 31, 2024 and December 31, 2023.

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

At the end of 2023, the Company performed an impairment analysis and determined that the intangible asset related to the proprietary information be impaired and written-off.  The Company wrote-off $273,313 at December 31, 2023.

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2024, and December 31, 2023, the Company believes there was no impairment of its long-lived assets.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Fair Value Measurements

The Company applies the provisions of ASC 820-10,”Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At March 31, 2024 and December 31, 2023, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2023 and March 31, 2024, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31,2022 and March 31, 2024, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – Stockholders’ Equity

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

On August 24, 2022, the Company engaged Network 1 Financial Securities, Inc. to act as its exclusive financial advisor on a capital raise of up to twenty million ($20,000,000) and its up list to the NASDAQ or NYSE. As part of the agreement, the Company paid a non-refundable equity fee (the “Advisory Fee”) of seven hundred and fifty thousand shares (750,000) shares of common stock of the Company deliverable at the time of signing this engagement agreement and two hundred and fifty thousand (250,000) shares of common stock of the Company deliverable ninety (90) days after signing the engagement agreement. As an additional compensation for Network 1’s services, the Company shall issue Network 1 at each closing, cashless warrants to purchase the number of shares of common stock of the Company equal to eight percent (8.0%) of the aggregate number of shares of common stock sold in each placement. No cashless warrants were issued to Network 1 as of March 31, 2024 and December 31, 2023.

Preferred stock

The Company has authorized the issuance of 50,000,000 shares of preferred stock, $0.0001 par value. At both March 31, 2024, and December 31, 2023, the Company had 40,000,000 shares of preferred stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At March 31, 2024, and December 31, 2023, the Company had 72,465,503 shares and 72,315,503 shares of common stock issued and outstanding, respectively.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2024, the Company issued 150,000 shares of its common stock valued at $76,445 to consultants in exchange for professional services.  The shares were valued as of the grant date, vest monthly over a 48 months, and were issued during the first quarter of 2024.

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

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended March 31, 2024 and 2023:

	As of March 31, 2024		As of March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2023, and 2022	1,025,000	$0.51	1,947,500	$0.48

Granted	-	$-	600,000	$0.13
Vested	(150,000)	$0.51	(422,500)	$0.29
Forfeit	(75,000)	$0.33	(75,000)	$0.33

Non-Vested, as of March 31, 2024, and 2023	800,000	$0.52	2,050,000	$0.42

As of March 31, 2024, there was $416,775 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 1 year. The 800,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $60,800 and a weighted average remaining contractual term of 7 months.

NOTE 3 – Intangible Assets

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in the intangible assets has been summarized under the following table for the three-month period ended March 31, 2024:

Intangible Assets	March 31, 2024	March 31, 2023

Beginning balance	$-	$305,469
Acquired Intangible Assets:
Proprietary Information	-	-
Impairment	-	-
Amortization	-	(8,039)
Ending balance	$-	$297,430

The proprietary information has a useful life of 10 years and is amortized accordingly.  The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. At December 31, 2023, the Company performed an impairment analysis and determined that the intangible asset related to the proprietary information be impaired and written-off in the amount of $273,313.

NOTE 4 – Related Party Transactions

The Company pays the health insurance premiums for the CEO and his family. The total of those health insurance premium payments for the three months ended March 31, 2024 and 2023 were $5,803 and $3,690, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations. No other payments were made to the CEO in 2023 or for the three months ended March 31, 2024.

The Company pays a member of the CEO’s family for technical services. The total of those payments for the three months ended March 31, 2024 and 2023 were $10,500 and $15,045, respectively. Such costs are reflected as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

On August 6, 2021, the Company borrowed $125,000 from the CEO. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2023, this loan’s maturity date was extended to August 5, 2024.  At March 31, 2024 and 2023, interest expense was $313.

NOTE 5 – Note Payable

On May 9, 2023 (“Issue Date”), the Company entered into a senior promissory note with Firstfire Global Opportunities Fund, LLC (“Firstfire”), a Delaware limited liability company for the principal sum of $162,750 (the “Principal Amount”).  This Note was issued with an original issue discount in the amount of $12,750 (the “OID”) such that the actual amount of the purchase price is $150,000.  The Company pays interest on the unpaid Principal Amount at the rate of nine percent (9%) (the “Interest Rate”) per annum from the Issue Date until the note becomes due and payable.  The maturity date is twelve (12) months from the Issue Date (the “Maturity Date”) and is the date upon which the Principal Amount (which includes the OID) and any accrued and unpaid interest and other fees, will be due and payable.

Firstfire has the right, on any calendar day, at any time on or following the date that is six (6) calendar months after the Issue Date to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of Common Stock at a conversion price of $0.225 per share.

Under the terms of the note, the Company is required to comply with certain financial and nonfinancial covenants.  Any failure by the Company to comply with these covenants and any other obligations under the agreement could result in an event of default, which allows Firstfire to accelerate the repayments of the amounts owed.  As of March 31, 2024, the Company is compliant with its financial covenants.

At March 31, 2024 and 2023, interest accrued for this note was $16,392 and nil, the amount of OID expensed was $3,179 and nil, and the remaining discount on this note to be expensed is $1,292 and nil, respectively. The balance of the note was $161,458.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – Commitments and Contingencies

At March 31, 2024, the Company has no outstanding legal proceedings, commitments or contingencies.

NOTE 7 – Discontinued Operations

On April 1, 2024, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd. (“VinHMS”), a Singapore private company limited by shares, to acquire VinHMS.  As part of the Share Exchange Agreement, Vemanti agreed to divest VoiceStep LLC (“VoiceStep”).

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations of VoiceStep in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2024 and December 31, 2023, and consist of the following:

	March 31, 2024	December 31, 2023

Current Assets of Discontinued Operations
Cash	$88,125	$77,041
Prepaid Expenses	161	-
Accounts Receivable, net	8,852	8,534
Total Current Assets of Discontinued Operations	$97,138	$85,575

Current Liabilities of Discontinued Operations
Accounts Payable	$4,986	$3,444
Accrued Expenses	-	1,191
Other Current Liabilities	972	-
Total Current Liabilities of Discontinued Operations	$5,958	$4,635

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months ended March 31, 2024 and 2023, have been reflected as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, and consist of the following:

	For the Three Months Ended March 31,
	2024	2023

Sales of Discontinued Operations	$32,448	$30,322
Cost of Sales of Discontinued Operations	4,762	5,531
Gross Margin of Discontinued Operations	27,686	24,791

Operating Expenses of Discontinued Operations
General and Administrative	31,759	24,126
Total Operating Expenses of Discontinued Operations	31,759	24,126

Loss from Discontinued Operations	(4,073)	665

Other Income (Expense) of Discontinued Operations:
Other Income (Expense)	14,313	-
Interest Income (Expense)	1	1
Total Other Income	14,314	1

Loss of Discontinued Operations before Provision for Income Taxes	10,241	666

Provision for Income Taxes of Discontinued Operations	-	-

Net Profit of Discontinued Operations	$10,241	$666

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, consists of the following:

	For the Three Months Ended March 31,
	2024	2023

Net Profit from Discontinued Operations	$10,241	$666

Changes in Assets and Liabilities:
Accounts Receivable	(319)	(1,768)
Pre-Paid Expenses	160	-
Accounts Payable	349	3,458
Other Current Liabilities	973	-

Net Cash Provided by Discontinued Operations	$11,404	$2,356

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

 NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through May 14, 2024, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since May 14, 2024, that require recognition or disclosure in the consolidated financial statements except as follows:

On April 1, 2024, the Board authorized the issuance of 150,000 common shares in exchange for consulting services rendered to the Company.

On April 1, 2024, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd., a Singapore private company limited by shares (“VinHMS”), and Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Asian Star”), the sole shareholders of VinHMS (the “Shareholders”), whereby Vemanti will acquire VinHMS for $20,000,000 through the issuance of Preferred B Shares. Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024. As of today, no Preferred B shares have been converted. Any conversion can only be executed on or after April 1, 2025.

VinHMS is a technology solutions provider specializing in digital transformation for the hospitality industry across Southeast Asia. VinHMS’s native cloud-based platforms focus on reducing overall costs, streamlining processes, enhancing operational efficiency, accelerating new innovations, improving guest experiences, and increasing financial performance for hotel operators utilizing artificial intelligence (AI), machine learning (ML), and proprietary advanced algorithms. In addition to its flagship hospitality management solution, CiHMS, VinHMS offers a suite of products, including asset management (“CiAMS”), theme park management (“CiTMS”), and a digital transformation solution for small hotels (“CiTravel”).

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

For the three months ended March 31, 2024, and 2023, we recognized approximately $32,448 and $30,322, respectively, in sales. For the three months ended March 31, 2024, and 2023, we incurred a net loss of $97,189 and $355,065, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we generated cash in operations of $8,939 and had a net loss from operations of $102,436 and an accumulated deficit of $5,915,761 as of and for the three months ended March 31, 2024.

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

Recent Developments

On April 1, 2023, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd., a Singapore private company limited by shares (“VinHMS”), and Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Asian Star”), the sole shareholders of VinHMS (the “Shareholders”), whereby, on the terms and subject to the conditions stated therein, Vemanti will acquire VinHMS.

VinHMS is a technology solutions provider specializing in digital transformation for the hospitality industry across Southeast Asia. VinHMS’s native cloud-based platforms focus on reducing overall costs, streamlining processes, enhancing operational efficiency, accelerating new innovations, improving guest experiences, and increasing financial performance for hotel operators utilizing artificial intelligence (AI), machine learning (ML), and proprietary advanced algorithms. In addition to its flagship hospitality management solution, CiHMS, VinHMS offers a suite of products, including asset management (“CiAMS”), theme park management (“CiTMS”), and a digital transformation solution for small hotels (“CiTravel”).

Results of Operations

The three months ended March 31, 2024, compared to the three months ended March 31, 2023

	2024	2023
	Amount	Amount

Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Total Other Income (Expense)	(6,453)	477
Total Operating Expenses	100,977	356,208
Net Loss from Continuing Operations	(107,430)	(355,731)
Net Profit from Discontinued Operations	10,241	666
Net Loss	$(97,189)	$(355,065)

Revenues

Due to the plan to divest VoiceStep, we did not have any revenue or cost of revenue from continuing operations for the three months ended March 31, 2024 and 2023.

Operating Expenses from Continuing Operations

Operating expenses were $100,977 for the three months ended March 31, 2024, compared to $356,208 for the same period in 2023, representing a decrease of 72%, or $255,231. The decrease was mainly due to a reduction in expenses and stock-based compensation paid to outside consultants and contractors related to the Company’s business development efforts and acquisition efforts.

Other Expense from Continuing Operations

Other expense was $6,453 for the three months ended March 31, 2024, an increase of $5,976 or 1,253%, compared to $477 in the same period of last year. The increase was due to an increase of interest expense of $6,453 related to the notes payable.

Net Loss from Continuing Operations

As a result of the above factors, we had a net loss of $107,430 for the three months ended March 31, 2024, compared to a net loss of $355,731 for the same period in 2023.

Net Profit from Discontinued Operations

Net profit from discontinued operations for the three months ended March 31,2024 was $10,241, compared to a net profit from discontinued operations of $666 for the three months ended March 31, 2024, due to the following:

From discontinued operations, we had sales for the three months ended March 31, 2024 of $32,448, as compared to $30,322, for the three months ended March 31, 2023. Our corresponding cost of sales for the three months ended March 31, 2024, was $4,762, as compared to $5,531for the three months ended March 31, 2023.

Operating expenses from discontinued operations for the three months ended March 31, 2024 were $31,759, as compared to $24,126 for the three months of March 31, 2023 leading to a loss from discontinued operations of $4,073 for the three months ended March 31, 2024 as compared to a profit from discontinued operations of $665 for the three months of March 31, 2023.

Total other income from discontinued operations for the three months ended March 31, 2024 was $14,314, as compared to $1 for the three months of March 31, 2023. The other income was a result of the Company recovering $14,313 of revenue charged-off in the 4th quarter of 2023, and recognizing this amount as other income at March 31, 2024. This led to a net profit of discontinued operations of $10,241 for the three months ended March 31, 2024 as compared to $666 for the three months of March 31, 2023.

Net Loss from Continuing Operations

As a result of the above factors, we had a net loss of $107,430 for the three months ended March 31, 2024, compared to a net loss of $355,731 for the same period in 2023.

Net Profit from Discontinued Operations

Net profit from discontinued operations for the three months ended March 31,2024 was $10,241, compared to a net profit from discontinued operations of $666 for the three months ended March 31, 2024, due to the following:

From discontinued operations, we had sales for the three months ended March 31, 2024 of $32,448, as compared to $30,322, for the three months ended March 31, 2023. Our corresponding cost of sales for the three months ended March 31, 2024, was $4,762, as compared to $5,531for the three months ended March 31, 2023.

Operating expenses from discontinued operations for the three months ended March 31, 2024 were $31,759, as compared to $24,126 for the three months of March 31, 2023 leading to a loss from discontinued operations of $4,073 for the three months ended March 31, 2024 as compared to a profit from discontinued operations of $665 for the three months of March 31, 2023.

Total other income from discontinued operations for the three months ended March 31, 2024 was $14,314, as compared to $1 for the three months of March 31, 2023. The other income was a result of the Company recovering $14,313 of revenue charged-off in the 4th quarter of 2023, and recognizing this amount as other income at March 31, 2024. This led to a net profit of discontinued operations of $10,241 for the three months ended March 31, 2024 as compared to $666 for the three months of March 31, 2023.

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

Currently, the Company has sufficient cash to remain in business for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Three Months Ended March 31,
	2024	2023

Net Cash provided by (used in) Operating Activities	$8,939	$(59,280)
Net Cash used in Investing Activities	-	-
Net Cash provided by Financing Activities	-	-
Cash at the beginning of the Period	136,407	257,512
Cash at the end of the Period	$145,346	$198,232

Operating Activities

Net cash provided by operating activities was $2,251 for the three months ended March 31, 2024, as compared to $61,636 used in operating activities for the three months ended March 31, 2023, primarily due to the decreased net losses incurred.

Net cash provided by discontinued operations was $11,404 for the three months ended March 31, 2024, as compared to $2,356 for the three months ended March 31, 2023.

Investing Activities

There was no net cash used in investing activities for the three months ended March 31, 2024 and 2023, respectively.

Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2024 and 2023, respectively.

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

VEMANTI GROUP INC.

Date: May 15, 2024	By:	/s/ Hoang Nguyen
	Name:	Hoang Nguyen
	Title:	President, Chief Executive Officer

