Form 10-Q
period 2024-06-30
Vemanti Group, Inc.
filed 2024-08-21
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2024

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

As of August 21, 2024, the registrant had 73,435,503 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$7,674	$-
Prepaid Expenses	13,768	10,000
Accounts Receivable, net - related party	373,733	-
Other Current Assets	307	27
Total Current Assets	395,482	10,027

TOTAL ASSETS	$395,482	$10,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$90,770	$2,372
Accounts Payable - related party	108,054	-
Accrued Interest Payable	19,367	-
Accrued Expenses – related party	30,000	-
Note Payable	57,544	-
Note Payable, net - related party	4,031,543	-
Loan from Stockholder - related party	25,000	-
Other Current Payables	-	-
Total Current Liabilities	4,362,278	2,372

Non-Current Liabilities:
Note Payable, net - related party	4,823,464	-
Total Non-Current Liabilities	4,823,464	-

TOTAL LIABILITIES	9,185,742	2,372

Preferred B Stock, $0.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding.	20,000,000	20,000,000

STOCKHOLDERS' EQUITY
Preferred A Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 73,435,503 shares issued and outstanding as of June 30, 2024 and Ordinary Shares, no par value 1,000,000 shares issued and outstanding as of December 31, 2023.	7,341	-
Stock Payable	64,540	-
Additional Paid-in-Capital	(28,620,047)	(19,994,000)
Accumulated Deficit	(246,094)	(2,345)
Total Stockholders' Equity	(28,790,260)	(19,992,345)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,482	$10,027

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024

Sales, net - related party	$579,463	674,967

Operating Expenses:
General and Administrative	530,744	544,166
Total Operating Expenses	530,744	544,166

Profit from Operations	48,719	130,801

Other Income (Expense):
Other Income (Expense)	311	311
Interest Income (Expense)	(221,143)	(374,861)
Total Other Expense	(220,832)	(374,550)

Loss before Provision for Income Taxes	(172,113)	(243,749)

Provision for Income Taxes	-	-

Net Loss	(172,113)	$(243,749)

Loss per Share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	72,137,311	36,068,655

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock						Additional			Total
For the Six Months Ended	Mezzanine Equity		Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders'
June 30, 2024	B Shares	Amount	A Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	10,000,000	$20,000,000	40,000,000	$4,000	-	$-	$(19,994,000)	$-	$(2,345)	$(19,992,345)

Effect of purchase of VinHMS software							(8,484,628)			(8,484,628)
Effects of reverse merger	-	-	-	-	72,465,503	7,247	(367,986)	89,245	-	(271,494)
Stock issued for conversion of note payable	-	-	-	-	220,000	22	30,184	-	-	30,206
Stock issued for professional services	-	-	-	-	750,000	72	196,383	(24,705)	-	171,750
Net Loss	-	-	-	-	-	-	-	-	(243,749)	(243,749)

Balance, June 30, 2024	10,000,000	$20,000,000	40,000,000	$4,000	73,435,503	$7,341	$(28,620,047)	$64,540	$(246,094)	$(28,790,260)

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 6 Months Ended
June 30, 2024
Cash Flows from Operating Activities:

Net Loss	$(243,749)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of discount debt	371,672
Stock-Based Compensation	171,750

Changes in Assets and Liabilities:
Accounts Receivable - related party	(373,733)
Pre-Paid Expenses	(3,768)
Other Assets	(280)
Accounts Payable	82,746
Accounts Payable - related party	108,054
Accrued Expenses	9,891
Accrued Interest Payable	2,975

Net Cash provided by Operating Activities	125,558

Cash Flows from Investing Activities:

Effect of reverse merger	57,116

Net Cash provided by Investing Activities	57,116

Cash Flows from Financing Activities:

Principal Payment on Debt - related party	(100,000)
Principal Payment on Debt	(75,000)

Net Cash used in Financing Activities	(175,000)

Net Increase (Decrease) in Cash	7,674

Cash, Beginning of the Period	-
Cash, End of the Period	$7,674

Non-Cash Transactions
Related party acquisition of software asset	$8,484,628
Conversion of debt to equity	$30,206

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Description of Business

The Vemanti Group Inc. is focused on revolutionizing the hospitality industry through digital innovation, seamlessly integrating new revenue streams without disrupting existing operations.  We are a holding company that operates principally through our wholly owned subsidiary, VinHMS Pte. Ltd.  (“VinHMS”).  VinHMS was incorporated in Singapore on November 1, 2023.  VinHMS is a technology solutions provider specializing in digital transformation for the hospitality industry across Southeast Asia. VinHMS’s native cloud-based platforms focus on reducing overall costs, streamlining processes, enhancing operational efficiency, accelerating new innovations, improving guest experiences, and increasing financial performance for hotel operators utilizing artificial intelligence (AI), machine learning (ML), and proprietary advanced algorithms. In addition to its flagship hospitality management solution, CiHMS, VinHMS offers a suite of products, including asset management (“CiAMS”), theme park management (“CiTMS”), and a digital transformation solution for small hotels (“CiTravel”).

Business Combination and Organization

On April 1, 2024, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd., a Singapore private company limited by shares (“VinHMS”), and Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Asian Star”), the sole shareholders of VinHMS (the “Shareholders”), whereby Vemanti will acquire VinHMS for $20,000,000 through the issuance of 10,000,000 Preferred B Shares and the transfer of 40,000,000 Preferred A Shares from Mr. Tan Tran to Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd..  Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024.  As of today, no Preferred B shares have been converted. Any conversion can only be executed on or after April 1, 2025.  As part of the transaction, Vemanti disposed of VoiceStep LLC thereby transferring it to Mr. Tan Tran.  VinHMS Pte. Ltd. is now the only wholly owned subsidiary of Vemanti.

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Vemanti, who is the legal acquirer, is being treated as the “acquired” company for financial reporting purposes and VinHMS is being treated as the accounting acquirer. This determination was primarily based on the following facts and circumstances:

o	VinHMS stockholders have 100% of the voting interests of the Preferred A shares;
o	VinHMS’ CEO has been named as the CEO of the Company;
o	the directors nominated by VinHMS represent the majority of the board of directors of the Company;
o	VinHMS is the larger entity, in terms of substantive operations and employee base;
o	VinHMS’ operations comprise the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which VinHMS issued stock for the net assets of Vemanti. The net assets of Vemanti are being stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of VinHMS.  Certain prior period amounts in the consolidated and combined financial statements have been reclassified to conform to the current period presentation.

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024, and notes thereto. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to allowances for doubtful accounts, valuation allowance for deferred income taxes and recoverability of other assets and intangible assets.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, VinHMS Pte. Ltd.  All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2024, and December 31, 2023, the Company had no cash equivalents.

Accounts Receivables

The Company regularly reviews its accounts receivables for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.  There was no allowance for doubtful accounts at both June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company had no equipment to depreciate.

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

The Company has intangible assets related to its hospitality suite of products including:

•	CiHMS, hospitality management solution;
•	CiAMS, hospitality asset management;
•	CiTMS, theme park management; and,
•	CiTravel, a digital transformation solution for small hotels.

The software was acquired from VINHMS Software Production and Trading Joint Stock Company and as such no step-up in basis was recorded on the transaction.  As of June 30, 2024, all of the products have been fully amortized.  At December 31, 2023, the Company had no intangible assets to amortize.

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2024, and December 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognizes revenues derived from the subscriptions of its hotel management software. These revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on a monthly basis. These arrangements stipulate monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue as the services are consumed as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date.

Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue. Revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage.

The Company often bills customers for upfront charges. These charges relate to down payments, implementation fees or prepayments for future services or equipment and are influenced by various business factors including how the Company and customer agree to structure the payment terms. These payments are recognized as deferred revenue until the service is provided or equipment is delivered and installed. All ongoing fees are billed and recognized as revenue on a monthly basis as service is provided.

The Company uses a related party, VINHMS Software Production and Trading Joint Stock Company (“VinHMS VN”), to collect revenue from its Vietnam customers through a sales and distribution agreement until December 31, 2024, at which time the contracts will be renewed with VinHMS Pte. Ltd.  VinHMS pte. Ltd. pays a commission of 15% of sales to VinHMS VN to perform this service.  These revenues are recognized net of the 15% commission fees as Vemanti is acting as an agent.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, investments, and current liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. It is not practicable to estimate the fair value of the loan from stockholder due to its related party nature. At June 30, 2024, the Company identified a note payable that is required to be presented on the balance sheet at fair value (see NOTE 7 – Note Payable).  At December 31, 2023, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2023 and June 30, 2024, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31,2022 and June 30, 2024, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact effect on the Company’s present or future financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – Preferred B Shares

On April 1, 2024, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd., a Singapore private company limited by shares (“VinHMS”), and Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Asian Star”), the sole shareholders of VinHMS (the “Shareholders”), whereby Vemanti will acquire VinHMS for $20,000,000 through the issuance of 10,000,000 Preferred B Shares and the transfer of all 40,000,000 Preferred A Shares from Mr. Tan Tran to Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd.

Each Preferred B share has a liquidation value based upon $2.00 per share and as such is classified as temporary or mezzanine equity. The Preferred B votes on an as converted to common stock basis, and the ratio is the conversion rate at closing, which is 26 shares of common stock to one share of series B preferred stock.  Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024.  As of today, no Preferred B shares have been converted.  Any conversion can only be executed on or after April 1, 2025.

The Preferred B shares are presented as mezzanine equity on the balance sheet because they carry a stated value of $2 per share and a deemed liquidation clause.  The Preferred B shares have been classified outside of permanent equity and liabilities. The Preferred B shares have conditional obligations that the Company may settle by issuing a fixed number of equity shares, and the monetary value of the obligation is based on a fixed monetary amount known at inception.

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

On April 1, 2024, as part of the transaction to acquire VinHMS Pte. Ltd., the Company divested itself of VoiceStep by transferring to Mr. Tan Tran.  The transaction to dispose of VoiceStep occurred before the change of control.  In the prior 10Q filing dated March 31, 2024, VoiceStep was accounted for as discontinued operations.  The net assets divested upon the sale of VoiceStep was $299,281.

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

On August 23, 2023, the agreement with Network 1 Financial Securities, Inc. expired, and no further advisory services were rendered.  No cashless warrants were issued to Network 1 as of June 30, 2024 and December 31, 2023.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Preferred A stock

The Company has authorized the issuance of 50,000,000 shares of Preferred A stock, $0.0001 par value. At both June 30, 2024, and December 31, 2023, the Company had 40,000,000 shares of Preferred A stock issued and outstanding.

The Articles of Incorporation were amended on May 1, 2014, designating 40,000,000 shares of authorized and issued Preferred A stock of the Company as “Series A Preferred Stock” with voting rights, preferences and powers such that each share of Series A Preferred Stock shall vote as a class on all issues to which shareholders of common stock have a right to vote but shall have ten (10) votes per share of Series A Preferred stock while the shares of common stock shall have one vote per share. There are 40,000,000 of Series A Preferred Stock outstanding.

As part of the acquisition of VinHMS Pte. Ltd., the 40,000,000 shares of Series A Preferred Stock were transferred from Mr. Tan Tran to Asian Star Trading & Investment Pte. Ltd. (26,000,000 shares) and Mr. Nguyen Van Hoang (14,000,000 shares).

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At June 30, 2024, the Company had 73,435,503 shares of common stock issued and outstanding and 1,000,000 ordinary shares issued and outstanding at December 31, 2023.

During the three months ended June 30, 2024, the Company issued 750,000 shares of its common stock valued at $171,750 to consultants in exchange for professional services.  The shares were valued as of the grant date, with 600,000 vesting immediately and the remaining 150,000 vesting monthly over 48 months.  In the 750,000 shares issued, there was $24,705 of shares issued that were in accrued stock payable.  The Company also converted $30,206 of the First Fire note payable into 220,000 shares.  The shares from the conversion of the First Fire note were valued as of the grant date, and vest immediately.

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

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended June 30, 2024 and 2023:

	As of June 30, 2024		As of June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2023, and 2022	1,025,000	$0.51	1,947,500	$0.48

Granted	-	$-	600,000	$0.13
Vested	(225,000)	$0.57	(722,500)	$0.30
Forfeit	(375,000)	$0.33	(150,000)	$0.33

Non-Vested, as of June 30, 2024, and 2023	425,000	$0.63	1,675,000	$0.44

As of June 30, 2024, there was $266,205 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 1 year. The 425,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $80,750 and a weighted average remaining contractual term of 4 months.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – Acquisition

On April 1, 2024, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd., a Singapore private company limited by shares (“VinHMS”), and Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Asian Star”), the sole shareholders of VinHMS (the “Shareholders”), whereby Vemanti will acquire VinHMS for $20,000,000 through the issuance of 10,000,000 Preferred B Shares and the transfer of 400,000,000 Preferred A Shares from Mr. Tan Tran to Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Business Combination”).  Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024.  As of today, no Preferred B shares have been converted.  Any conversion can only be executed on or after April 1, 2025.  VinHMS Pte. Ltd. is now the only wholly owned subsidiary of Vemanti.

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Vemanti, who is the legal acquirer, is being treated as the “acquired” company for financial reporting purposes and VinHMS is being treated as the accounting acquirer. This determination was primarily based on the facts and circumstances noted in the Section: “Business Combination and Organization” in Note 1. Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which VinHMS issued stock for the net assets of Vemanti.

In the reverse capitalization transaction, the 10,000,000 Preferred B shares issued and the 40,000,000 Preferred A shares that were transferred have been recast as the opening equity of VinHMS Singapore.   The effect of the reverse merger on the common shares and the net assets of Vemanti have been shown on a single line in the Condensed Consolidated Statement of Changes in Stockholders’ Equity.  The net assets of Vemanti are being stated at historical cost, with no goodwill or other intangible assets recorded.  Operations prior to the Business Combination are those of VinHMS.  The following table reflects the net assets acquired in the Business Combination:

Cash	$57,116
Accounts Payable	(25,760)
Accrued Interest Payable	(16,392)
Note Payable	(161,458)
Loan from Stockholder	(125,000)
Net Liabilities Acquired	$(271,494)

NOTE 5 – Marketing and PR Expenses

On May 29, 2024, the Company entered into an agreement with Outside the Box Capital to provide marketing and distribution services to communicate information about the Company to investors and the wider market.  In consideration of the for the performance of the services by Outside the Box Capital, the Company agreed to issue 600,000 shares at $0.20 per share for a value of $120,000.  As of June 30, 2024, the Company had expensed $120,000.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – Related Party Transactions

On August 6, 2021, the Company borrowed $125,000 from Mr. Tan Tran, the former CEO and current Chief Strategy Officer. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2023, this loan’s maturity date was extended to August 5, 2024.  On June 21, 2024, the Company repaid $100,000 of the loan. At June 30, 2024, interest expense was $626 and the outstanding balance was $25,000.  Additionally, consulting payments totaling $30,000 have been accrued for Mr. Tran.

On April 1, 2024, as part of the Business Combination, Mr. Tan transferred his Preferred A shares to Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd.  At June 30, 2024, Mr. Tan no longer holds any Preferred A shares. Additionally, as part of the Business Combination, Vemanti disposed of VoiceStep LLC by transferring it to Mr. Tan Tran.

On January 1, 2024, the Company entered into a debt arrangement with VinHMS VN to purchase the hospitality suite of products.  Please see Note 7 for the details of the note payable.

The Company uses a related party, VINHMS Software Production and Trading Joint Stock Company (“VinHMS VN”), to collect revenue from its Vietnam customers through a sales and distribution agreement until December 31, 2024, at which time the contracts will be renewed with VinHMS Pte. Ltd.  VinHMS pte. Ltd. pays a commission of 15% of sales to VinHMS VN to perform this service.

At June 30, 2024, net revenue recognized from this relationship was $674,967 with outstanding amounts of accounts receivable of $373,733 and accounts payable of $108,054.

NOTE 7 – Note Payable

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

Under the terms of the note, the Company is required to comply with certain financial and nonfinancial covenants.  Any failure by the Company to comply with these covenants and any other obligations under the agreement could result in an event of default, which allows Firstfire to accelerate the repayments of the amounts owed.  As of June 30, 2024, the Company is compliant with its financial covenants.

At June 30, 2024, interest accrued for this note was $16,814, the amount of OID expensed was $4,471, and with nil remaining discount on this note to be expensed. On May 3, the Company extended the note until August 9, 2024, amending the conversion price to the current market price with a floor of $0.10 and a cap of $0.30.  On May 14, 2024 and June 18, 2024, the Company repaid principal of $37,500, respectively.  On May 16, 2024, First Fire converted $30,206 of principal to 220,000 shares of common stock at a conversion price of $0.1373 per share. At June 30, 2024, the outstanding balance of the note was $57,544.

On January 1, 2024, VinHMS Pte. Ltd. entered into an agreement to purchase the hospitality suite of software products including:

•	CiHMS, a hospitality management solution;
•	CiAMS, a hospitality asset management;
•	CiTMS, a theme park management; and,
•	CiTravel, a digital transformation solution for small hotels.

The total amount for the purchase of the suite of products was $10,000,000 to be paid over a three-year period. The Company has calculated the initial fair value of the loan to be $8,484,687. The loan was discounted over a 3-year period using an interest rate of Prime + 2.5% (8.50% + 2.50%) or 11.00%.  The total discount for the loan is $1,515,312 which will be amortized over three years and added to the present value of the loan.  At June 30, 2024, the discount amortization for the loan was $370,379, the net discount remaining is $1,144,933 and no principal payments have been made.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – Commitments and Contingencies

At June 30, 2024, the Company has no outstanding legal proceedings, commitments or contingencies.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events through August 21, 2024, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since August 21, 2024, that require recognition or disclosure in the consolidated financial statements except as follows:

On July 3, 2024, the Company paid the remaining outstanding principal and interest balance of Mr. Tan Tran’s loan to the Company.

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

Overview

Vemanti, incorporated on April 3, 2014, under the laws of the State of Nevada, has pivoted away from a financial technology (“fintech”) focus to a technology company that will revolutionize the hospitality industry through digital innovation, seamlessly integrating new revenue streams without disrupting existing operations.   It primarily seeks to generate revenues in the emerging markets of Vietnam and Southeast Asia.  In particular, we aim to lead the sector's transformation by enhancing both guest experiences and operational efficiencies.

Until June 16, 2022, we held an 18.6% ownership interest in Fvndit which, through its subsidiaries, operates an online short-term P2P financing platform for SMEs in Vietnam. On June 16, 2022, the Company executed and consummated the transactions contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) entered into by and between the Company and Fvndit. Pursuant to the terms of the Stock Purchase Agreement, Fvndit purchased from the Company all of the shares of Fvndit’s common stock then owned by the Company and certain accounts receivable of approximately $25,000 that were due from Fvndit to the Company in consideration for certain assets of Fvndit related to providing a peer-to-peer investment marketplace in Vietnam that matches companies needing working capital funds with investors wishing to provide those funds. As a result of the sale, the Company no longer owns any shares of Fvndit.

On April 1, 2024, Vemanti entered into a share exchange agreement (the “Share Exchange Agreement”) with VinHMS Pte. Ltd., a Singapore private company limited by shares (“VinHMS”), and Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd. (“Asian Star”), the sole shareholders of VinHMS (the “Shareholders”), whereby Vemanti will acquire VinHMS for $20,000,000 through the issuance of 10,000,000 Preferred B Shares and the transfer of 40,000,000 Preferred A Shares from Mr. Tan Tran to Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd.  Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024.  As of today, no Preferred B shares have been converted. Any conversion can only be executed on or after April 1, 2025.  As part of the transaction, Vemanti disposed of VoiceStep LLC thereby transferring it to Mr. Tan Tran.  VinHMS Pte. Ltd. is now the only wholly owned subsidiary of Vemanti.

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Vemanti, who is the legal acquirer, is being treated as the “acquired” company for financial reporting purposes and VinHMS is being treated as the accounting acquirer. This determination was primarily based on the following facts and circumstances:

o	VinHMS stockholders have 100% of the voting interests of the Preferred A shares;
o	VinHMS’ CEO has been named as the CEO of the Company;
o	the directors nominated by VinHMS represent the majority of the board of directors of the Company;
o	VinHMS is the larger entity, in terms of substantive operations and employee base;
o	VinHMS’ operations comprise the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which VinHMS issued stock for the net assets of Vemanti. The net assets of Vemanti are being stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of VinHMS.

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

For the three and six months ended June 30, 2024, we recognized approximately $579,463 and $674,967, respectively, in net sales. For the three and six months ended June 30, 2024, we incurred a net loss of $172,113 and $243,749, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we generated cash from operations of $125,558 and had a net profit from operations of $130,801 and an accumulated deficit of $246,094 as of and for the six months ended June 30, 2024.

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

Results of Operations

The six months ended June 30, 2024

2024
Amount

Sales, net – related party	$674,967
Total Other Income (Expense)	(374,550)
Total Operating Expenses	544,166
Income Taxes	-
Net Loss	$(243,749)

Net Revenues

Net revenues from software subscriptions were $674,967 for the six months ended June 30, 2024.  The revenues are net 15% for the sales commission paid to collect the revenue.  Gross revenue was $783,460 and sales commission paid was $108,493.

Operating Expenses

Operating expenses were $544,166 for the six months ended June 30, 2024.

Operating Profit

Total operating profit was $130,801 for the six months ended June 30, 2024.

As of June 30, 2024, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

Net Loss

The Company incurred interest expense of $374,550, which led to a net loss of $243,749 for the six months ended June 30, 2024.

The three months ended June 30, 2024

2024
Amount

Sales, net – related party	$579,463
Total Other Income (Expense)	(220,832)
Total Operating Expenses	530,744
Income Taxes	-
Net Loss	$(172,113)

Revenues

Net revenues from software subscriptions were $579,463 for the three months ended June 30, 2024.  The revenues are net 15% for the sales commission paid to collect the revenue.  Gross revenue was $671,102 and sales commission paid was $91,639.

Operating Expenses

Operating expenses were $530,744 for the three months ended June 30, 2024.

Operating Profit

Total operating profit was $48,719 for the three months ended June 30, 2024, largely driven by operating expenses exceeding gross profits.

Net Loss

As a result of the above factors plus $220,832 interest expense, we had a net loss of $172,113 for the three months ended June 30, 2024.

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

The following table sets forth a summary of our cash flows for the periods indicated.

For the Six Months Ended June 30,
2024

Net Cash provided by Operating Activities	$125,558
Net Cash provided by Investing Activities	57,116
Net Cash used in Financing Activities	(175,000)
Cash at the beginning of the Period	-
Cash at the end of the Period	$7,674

Operating Activities

Net cash provided by operations was $125,558 for the six months ended June 30, 2024, primarily due to slower than expected sales.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024, was due to the effects of the reverse merger.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2024, was to pay down debt to First Fire and Mr. Tan Tran.

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

VEMANTI GROUP INC.

Date: August 21, 2024	By:	/s/ Hoang Nguyen
	Name:	Hoang Nguyen
	Title:	President, Chief Executive Officer

