Form 10-Q/A
period 2024-06-30
Vemanti Group, Inc.
filed 2024-11-13
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

- 2 -

EXPLANATORY NOTE

Vemanti Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2024.

This Amendment is being filed for the purpose of correcting and amending the accounting treatment of the Preferred Series B shares.

Management reassessed the accounting treatment of the Preferred Series B shares.  Management determined that the Company should account for the Preferred Series B shares as permanent equity and not mezzanine equity as the conversion is for a set number of shares determined upon the issuance of the shares.

This Amendment is being filed for the purpose of reporting and disclosing the full Form 10-Q requirements, which includes a full set of restated financial statements and all footnote disclosures.

This Amendment is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended June 30, 2024 restatements described below. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Amendment sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Unaudited Consolidated Condensed Financial Statement”.

In accordance with applicable SEC rules, this Amendment includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 1, Summary of Significant Accounting Policies, Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Amendment for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

- 3 -

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

- 4 -

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024 (Restated)	December 31, 2023
ASSETS
Current Assets:
Cash	$7,674	$-
Prepaid Expenses	13,768	10,000
Accounts Receivable, net - related party	373,733	-
Other Current Assets	307	27
Total Current Assets	395,482	10,027

TOTAL ASSETS	$395,482	$10,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$90,770	$2,372
Accounts Payable - related party	108,054	-
Accrued Interest Payable	19,367	-
Accrued Expenses – related party	30,000	-
Note Payable	57,544	-
Note Payable, net - related party	4,031,543	-
Loan from Stockholder - related party	25,000	-
Other Current Payables	-	-
Total Current Liabilities	4,362,278	2,372

Non-Current Liabilities:
Note Payable, net - related party	4,823,464	-
Total Non-Current Liabilities	4,823,464	-

TOTAL LIABILITIES	9,185,742	2,372

STOCKHOLDERS' EQUITY
Preferred A Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Preferred B Stock, $0.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding.	20,000,000	20,000,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 73,435,503 shares issued and outstanding as of June 30, 2024 and Ordinary Shares, no par value 1,000,000 shares issued and outstanding as of December 31, 2023.	7,341	-
Stock Payable	64,540	-
Additional Paid-in-Capital	(28,620,047)	(19,994,000)
Accumulated Deficit	(246,094)	(2,345)
Total Stockholders' Equity	(8,790,260)	7,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,482	$10,027

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	B Shares	Amount	A Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
For the Six Months Ended June 30, 2024
Balance, December 31, 2023	10,000,000	$20,000,000	40,000,000	$4,000	-	$-	$(19,994,000)	$-	$(2,345)	$7,655

Effect of purchase of VinHMS software							(8,484,628)			(8,484,628)
Effects of reverse merger	-	-	-	-	72,465,503	7,247	(367,986)	89,245	-	(271,494)
Stock issued for conversion of note payable	-	-	-	-	220,000	22	30,184	-	-	30,206
Stock issued for professional services	-	-	-	-	750,000	72	196,383	(24,705)	-	171,750
Net Loss	-	-	-	-	-	-	-	-	(243,749)	(243,749)

Balance, June 30, 2024 (Restated)	10,000,000	$20,000,000	40,000,000	$4,000	73,435,503	$7,341	$(28,620,047)	$64,540	$(246,094)	$(8,790,260)

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of June 30, 2024, Statement of Stockholder’s Equity (Deficit), and its Notes to the Consolidated Financial Statements of the six months ended June 30, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2024 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect a change in treatment of the Preferred Series B shares.

Management reassessed the accounting treatment of the Preferred Series B shares.  Management determined that the Company should account for the Preferred Series B shares as permanent equity and not mezzanine equity as the conversion is for a set number of shares determined upon the issuance of the shares.  In light of the above, the Company is restating its financial statements as of and for the six months ended June 30, 2024 and December 31, 2023.

Restatement as of June 30, 2024, Reconciliation:

Balance Sheet		Re-Statement
	As Filed	Adjustments	As Re-Stated
ASSETS
Current Assets:
Cash	$7,674	$-	$7,674
Prepaid Expenses	13,768	-	13,768
Accounts Receivable, net - related party	373,733	-	373,733
Other Current Assets	307	-	307
Total Current Assets	395,482	-	395,482

TOTAL ASSETS	$395,482	$-	$395,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$90,770	$-	$90,770
Accounts Payable - related party	108,054	-	108,054
Accrued Interest Payable	19,367	-	19,367
Accrued Expenses	30,000	-	30,000
Note Payable	57,544	-	57,544
Note Payable, net - related party	4,031,543	-	4,031,543
Loan from Stockholder - related party	25,000	-	25,000
Total Current Liabilities	4,362,278	-	4,362,278

Non-Current Liabilities:
Note Payable, net - related party	4,823,464	-	4,823,464
Total Non-Current Liabilities	4,823,464	-	4,823,464

TOTAL LIABILITIES	9,185,742	-	9,185,742

Preferred B Stock, $0.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding.	20,000,000	(20,000,000)	-

STOCKHOLDERS' EQUITY
Preferred A Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	-	4,000
Preferred B Stock, $0.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding.	-	20,000,000	20,000,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 73,435,503 shares issued and outstanding as of June 30, 2024 and Ordinary Shares, no par value 1,000,000 shares issued and outstanding as of December 31, 2023.	7,341	-	7,341
Stock Payable	64,540	-	64,540
Additional Paid-in-Capital	(28,620,047)	-	(28,620,047)
Accumulated Deficit	(246,094)	-	(246,094)
Total Stockholders' Equity	(28,790,260)	20,000,000	(8,790,260)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,482	$-	$395,482

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2024	Preferred Stock Mezzanine Equity		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	B Shares	Amount	B Shares	Amount	A Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	10,000,000	$20,000,000	-	$-	40,000,000	$4,000	-	$-	$(19,994,000)	$-	$(2,345)	$(19,992,345)

Effect of purchase of VinHMS software									(8,484,628)			(8,484,628)
Effects of reverse merger	-	-	-	-	-	-	72,465,503	7,247	(367,986)	89,245	-	(271,494)
Stock issued for conversion of note payable	-	-	-	-	-	-	220,000	22	30,184	-	-	30,206
Stock issued for professional services	-	-	-	-	-	-	750,000	72	196,383	(24,705)	-	171,750
Net Loss	-	-	-	-	-	-	-	-	-	-	(243,749)	(243,749)

Balance, June 30, 2024, as Filed	10,000,000	$20,000,000	-	$-	40,000,000	$4,000	73,435,503	$7,341	$(28,620,047)	$64,540	$(246,094)	$(28,790,260)

Restatement Adjustments	(10,000,000)	(20,000,000)	10,000,000	20,000,000	-	-	-	-	-	-	-	20,000,000

Balance, June 30, 2024, as Re-Stated	-	-	10,000,000	$20,000,000	40,000,000	$4,000	73,435,503	$7,341	$(28,620,047)	$64,540	$(246,094)	$(8,790,260)

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

Each Preferred B share has a liquidation value of $2.00 per share based upon a market price of the common shares of $0.076 per share at the close of the transaction. The Preferred B votes on an as converted to common stock basis, and the ratio is the conversion rate at the close of the transaction, which is 26.32 shares of common stock to one share of series B preferred stock.  Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024.  As of today, no Preferred B shares have been converted.  Any conversion can only be executed on or after April 1, 2025.

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

Equity Commitment Agreement

On March 11, 2022, the Company entered into an Equity Investment Agreement (the “Equity Agreement”) with Alpha Sigma Capital Fund, LP (“Alpha Sigma Capital” or “Alpha”). The Equity Agreement outlines an investment structure of up to $2 M from Alpha into the Company, allowing the Company to immediately accelerate its business initiatives with PVcomBank under its 10-year partnership agreement. On March 15, 2022, the Company received a Put Notice under this Equity Agreement of $200,000 from Alpha for which it issued 381,530 shares of common stock and a warrant allowing the investor to purchase up to $200,000 in common stock until its expiration under the terms described in the Equity Agreement.

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

VEMANTI GROUP INC.

Date: November 13, 2024	By:	/s/ Hoang Nguyen
	Name:	Hoang Nguyen
	Title:	President, Chief Executive Officer

