Form 10-Q
period 2024-09-30
Vemanti Group, Inc.
filed 2024-11-15
CIK 1605057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2024

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

As of November 14, 2024, the registrant had 73,435,503 shares of common stock issued and outstanding.

VEMANTI GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 (UNAUDITED)

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$21,414	$-
Prepaid Expenses	20,484	10,000
Accounts Receivable, net - related party	161,002	-
Other Current Assets	983	27
Total Current Assets	203,883	10,027

TOTAL ASSETS	$203,883	$10,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$47,145	$2,372
Accounts Payable - related party	39,540	-
Accrued Interest Payable	17,035	-
Note Payable	47,544	-
Note Payable, net - related party	4,676,433	-
Other Current Payables	192	-
Total Current Liabilities	4,827,889	2,372

Non-Current Liabilities:
Note Payable, net - related party	4,242,599	-
Total Non-Current Liabilities	4,242,599	-

TOTAL LIABILITIES	9,070,488	2,372

STOCKHOLDERS' EQUITY
Preferred A Stock, $0.0001 par value, 50,000,000 shares authorized; 40,000,000 shares issued and outstanding.	4,000	4,000
Preferred B Stock, $0.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding.	1,000	1,000
Common Stock, $0.0001 par value, 500,000,000 shares authorized; 73,435,503 shares issued and outstanding as of September 30, 2024 and Ordinary Shares, no par value 1,000,000 shares issued and outstanding as of December 31, 2023.	7,341	-
Stock Payable	116,290	-
Additional Paid-in-Capital	(8,621,105)	5,000
Accumulated Deficit	(374,131)	(2,345)
Total Stockholders' Equity	(8,866,605)	7,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,883	$10,027

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024

Sales, net - related party	$273,597	$948,565

Operating Expenses:
General and Administrative	198,218	742,384
Total Operating Expenses	198,218	742,384

Profit from Operations	75,379	206,181

Other Income (Expense):
Other Income (Expense)	(2,679)	(2,368)
Interest Income (Expense)	(200,736)	(575,599)
Total Other Expense	(203,415)	(577,967)

Loss before Provision for Income Taxes	(128,036)	(371,786)

Provision for Income Taxes	-	-

Net Loss	(128,036)	$(371,786)

Loss per Share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	73,435,503	48,615,188

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
September 30, 2024	B Shares	Amount	A Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	10,000,000	$1,000	40,000,000	$4,000	-	$-	$5,000	$-	$(2,345)	$7,655

Effect of purchase of VinHMS software							(8,484,687)			(8,484,687)
Effects of reverse merger	-	-	-	-	72,465,503	7,247	(367,986)	64,540	-	(296,199)
Stock issued for conversion of note payable	-	-	-	-	220,000	22	30,184	-	-	30,206
Stock issued for professional services	-	-	-	-	750,000	72	196,384	51,750	-	248,206
Net Loss	-	-	-	-	-	-	-	-	(371,786)	(371,786)

Balance, September 30, 2024	10,000,000	$1,000	40,000,000	$4,000	73,435,503	$7,341	$(8,621,105)	$116,290	$(374,131)	$(8,866,605)

The accompanying notes are an integral part of these consolidated financial statements.

VEMANTI GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 9 Months Ended
September 30, 2024
Cash Flows from Operating Activities:

Net Loss	$(371,786)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of discount debt	571,220
Stock-Based Compensation	223,500

Changes in Assets and Liabilities:
Accounts Receivable - related party	(161,002)
Pre-Paid Expenses	(10,484)
Other Assets	(956)
Accounts Payable	39,121
Accounts Payable - related party	39,540
Accrued Expenses	(20,109)
Accrued Interest Payable	643
Other Liabilities	192

Net Cash provided by Operating Activities	309,879

Cash Flows from Investing Activities:

Effect of reverse merger	57,116

Net Cash provided by Investing Activities	57,116

Cash Flows from Financing Activities:

Principal Payment on Debt - related party	(260,581)
Principal Payment on Debt	(85,000)

Net Cash used in Financing Activities	(345,581)

Net Increase (Decrease) in Cash	21,414

Cash, Beginning of the Period	-
Cash, End of the Period	$21,414

Non-Cash Transactions
Related party acquisition of software asset	$8,484,687
Conversion of debt to equity	$30,206

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2024, and December 31, 2023, the Company had no cash equivalents.

Accounts Receivables

The Company regularly reviews its accounts receivables for collectability and establishes an allowance for doubtful accounts as necessary using the allowance method. The receivables are not collateralized.  There was no allowance for doubtful accounts at both September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the Company had no equipment to depreciate.

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

The software was acquired from VINHMS Software Production and Trading Joint Stock Company and as such no step-up in basis was recorded on the transaction.  As of September 30, 2024, all of the products have been fully amortized.  At December 31, 2023, the Company had no intangible assets to amortize.

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2024, and December 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

At September 30, 2024, the Company identified a note payable that is required to be presented on the balance sheet at fair value (see NOTE 7 – Note Payable).  At December 31, 2023, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent Authoritative Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. This guidance was adopted on January 1, 2022, and at December 31, 2023 and September 30, 2024, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – a Consensus of the FASB Emerging Issues Task Force. There has been diversity in accounting for modifications of equity-classified warrants due to a lack of explicit guidance in the Codification. Some entities recognize an expense, while other record a dividend for an economically similar warrant modification. The FASB issued the ASU to reduce this diversity and establish a principles-based recognition framework according to the substance of the modification transaction. ASU 2021-04 is effective for reporting periods beginning after December 15, 2021, and interim period within those fiscal years. This guidance was adopted on January 1, 2022, and at December 31, 2023 and September 30, 2024, there is no material impact on the Company’s condensed consolidated financial statement and disclosures.

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

Each Preferred B share has a value of $2.00 per share based upon a market price of the common shares of $0.076 per share at the close of the transaction.  The Preferred B votes on an as converted to common stock basis, and the ratio is the conversion rate at the close of the transaction, which is 26 shares of common stock to one share of series B preferred stock.  Each Preferred B share can be converted into 26 Common shares after a 12-month lock-up agreement which was executed on April 1, 2024.  As of today, no Preferred B shares have been converted.  Any conversion can only be executed on or after April 1, 2025.

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

On August 23, 2023, the agreement with Network 1 Financial Securities, Inc. expired, and no further advisory services were rendered.  No cashless warrants were issued to Network 1 as of September 30, 2024 and December 31, 2023.

Preferred A stock

The Company has authorized the issuance of 50,000,000 shares of Preferred A stock, $0.0001 par value. At both September30, 2024, and December 31, 2023, the Company had 40,000,000 shares of preferred A stock issued and outstanding.

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

Common stock

The Company has authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value. At September 30, 2024, the Company had 73,435,503 shares of common stock issued and outstanding and 1,000,000 ordinary shares issued and outstanding at December 31, 2023.

During the nine months ended September 30, 2024, the Company issued 750,000 shares of its common stock valued at $171,750 to consultants in exchange for professional services.  The shares were valued as of the grant date, with 600,000 vesting immediately and the remaining 150,000 vesting monthly over 48 months.  In the 750,000 shares issued, there was $24,705 of shares issued that were in accrued stock payable.  The Company also converted $30,206 of the First Fire note payable into 220,000 shares.  The shares from the conversion of the First Fire note were valued as of the grant date, and vest immediately.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

There are no issued or outstanding RSAs. The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the periods ended September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested, as of December 31, 2023, and 2022	1,025,000	$0.51	1,947,500	$0.48

Granted	-	$-	600,000	$0.13
Vested	(300,000)	$0.60	(1,022,500)	$0.31
Forfeit	(450,000)	$0.33	(225,000)	$0.33

Non-Vested, as of September 30, 2024, and 2023	275,000	$0.63	1,300,000	$0.48

As of September 30, 2024, there was $189,750 of remaining unamortized stock-based compensation expense associated with RSUs, which will be recognized over a weighted average remaining service period of approximately 1 year. The 275,000 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $48,675 and a weighted average remaining contractual term of 4 months.

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

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – Marketing and PR Expenses

On May 29, 2024, the Company entered into an agreement with Outside the Box Capital to provide marketing and distribution services to communicate information about the Company to investors and the wider market.  In consideration of the for the performance of the services by Outside the Box Capital, the Company agreed to issue 600,000 shares at $0.20 per share for a value of $120,000.  As of September 30, 2024, the Company had expensed $120,000.

NOTE 6 – Related Party Transactions

On August 6, 2021, the Company borrowed $125,000 from Mr. Tan Tran, the former CEO and current Chief Strategy Officer. The loan will mature and become payable 12 months from the date of signing. Interest at the rate of 1% will be accrued on the outstanding balance. As of August 5, 2023, this loan’s maturity date was extended to August 5, 2024.  On June 21, 2024, the Company repaid $100,000 of the loan.  On July 3, 2024, the Company paid the outstanding loan balance of $25,000.  At September 30, 2024, there was no loan outstanding to Mr. Tran.

On April 1, 2024, as part of the Business Combination, Mr. Tan transferred his Preferred A shares to Mr. Hoang Van Nguyen and Asian Star Trading & Investment Pte. Ltd.  At September 30, 2024, Mr. Tan no longer holds any Preferred A shares. Additionally, as part of the Business Combination, Vemanti disposed of VoiceStep LLC by transferring it to Mr. Tan Tran.

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

At September 30, 2024, net revenue recognized from this relationship was $948,565 with outstanding amounts of accounts receivable of $161,002 and accounts payable of $39,540.

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

Under the terms of the note, the Company is required to comply with certain financial and nonfinancial covenants.  Any failure by the Company to comply with these covenants and any other obligations under the agreement could result in an event of default, which allows Firstfire to accelerate the repayments of the amounts owed or convert the balance to equity shares.  As of September 30, 2024, the Company is in default of its financial covenants to repay the loan and is negotiating to extend the loan.  At this time, under the terms of the agreement, the lender has the right to convert the remaining loan amount to shares; however, the lender has not exercised its rights to do so.

VEMANTI GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2024, interest accrued for this note was $17,035, the amount of OID expensed was $4,471, with nil remaining discount on this note to be expensed. On May 3, the Company extended the note until August 9, 2024, amending the conversion price to the current market price with a floor of $0.10 and a cap of $0.30.  On May 14, 2024 and June 18, 2024, the Company repaid principal of $37,500, respectively.  On May 16, 2024, First Fire converted $30,206 of principal to 220,000 shares of common stock at a conversion price of $0.1373 per share. On August 12, 2024, the Company repaid principal of $10,000 . At September 30, 2024, the outstanding balance of the note was $47,544.

On January 1, 2024, VinHMS Pte. Ltd. entered into an agreement to purchase the hospitality suite of software products including:

•	CiHMS, a hospitality management solution;
•	CiAMS, a hospitality asset management;
•	CiTMS, a theme park management; and,
•	CiTravel, a digital transformation solution for small hotels.

The total amount for the purchase of the suite of products was $10,000,000 to be paid over a three-year period. The Company has calculated the initial fair value of the loan to be $8,484,687. The loan was discounted over a 3-year period using an interest rate of Prime + 2.5% (8.50% + 2.50%) or 11.00%.  The total discount for the loan is $1,515,312 which will be amortized over three years and added to the present value of the loan.  At September 30, 2024, the discount amortization for the loan was $569,925, the net discount remaining is $945,387 and principal payments of 135,581 have been made.

NOTE 8 – Commitments and Contingencies

At September 30, 2024, the Company has no outstanding legal proceedings, commitments or contingencies.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2024, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since November 14, 2024, that require recognition or disclosure in the consolidated financial statements except as follows:

On October 15, 2024, the Company issued 150,000 shares of stock for consulting services.

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

For the three and nine months ended September 30, 2024, we recognized approximately $273,597 and $948,565, respectively, in net sales. For the three and nine months ended September 30, 2024, we incurred a net loss of $128,036 and $371,786, respectively.

As reflected in the unaudited condensed consolidated interim financial statements, we generated cash from operations of $309,879 and had a net profit from operations of $206,181 and an accumulated deficit of $374,131 as of and for the nine months ended September 30, 2024.

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

Results of Operations

The nine months ended September 30, 2024

2024
Amount

Sales, net	$948,565
Total Other Income (Expense)	(577,967)
Total Operating Expenses	742,384
Income Taxes	-
Net Loss	$(371,786)

Net Revenues

Net revenues from software subscriptions were $948,565 for the nine months ended September 30, 2024.  The revenues are net 15% for the sales commission paid to collect the revenue.  Gross revenue was $1,095,424 and sales commission paid was $146,859.

Operating Expenses

Operating expenses were $742,384 for the nine months ended September 30, 2024.

Operating Profit

Total operating profit was $206,181 for the nine months ended September 30, 2024.

As of September 30, 2024, there were no significant deferred tax assets, except for a net operating loss carryforward for which a 100% valuation allowance has been provided.

Net Loss

The Company incurred interest expense of $575,599, which led to a net loss of $371,786 for the nine months ended September 30, 2024.

The three months ended September 30, 2024

2024
Amount

Sales, net	$273,597
Total Other Income (Expense)	(203,415)
Total Operating Expenses	198,218
Income Taxes	-
Net Loss	$(128,036)

Revenues

Net revenues from software subscriptions were $273,597 for the three months ended September 30, 2024.  The revenues are net 15% for the sales commission paid to collect the revenue.  Gross revenue was $311,964 and sales commission paid was $38,367

Operating Expenses

Operating expenses were $198,218 for the three months ended September 30, 2024.

Operating Profit

Total operating profit was $75,379 for the three months ended September 30, 2024.

Net Loss

While operations were profitable, we had a net loss of $128,036 for the three months ended September 30, 2024 as a result $200,736 in interest expense on the note payable for the purchase of the VinHMS software.

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

The following table sets forth a summary of our cash flows for the periods indicated.

For the Nine Months Ended September 30,
2024

Net Cash provided in Operating Activities	$309,879
Net Cash used in Investing Activities	57,116
Net Cash provided by Financing Activities	(345,581)
Cash at the beginning of the Period	-
Cash at the end of the Period	$21,414

Operating Activities

Net cash provided by operations was $309,879 for the nine months ended September 30, 2024, primarily due to stable sales.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024, was due to the effects of the reverse merger.

Financing Activities

Cash used in financing activities for the nine months ended Seotember 30, 2024, was to pay down debt to First Fire, Mr. Tan Tran and VinHMS VN.

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

VEMANTI GROUP INC.

Date: November 14, 2024	By:	/s/ Hoang Nguyen
	Name:	Hoang Nguyen
	Title:	President, Chief Executive Officer

